Form 10QSB
period 2000-06-30
HERCULES DEVELOPMENT GROUP INC
filed 2000-09-18
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission File Number 000-30997

                        Hercules Development Group, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1508866
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 2121 30th Street, Boulder, Colorado 80301-1118
                 ----------------------------------------------
                    (Address of principal executive offices)

                         (888) 449-3434; (303) 449-3434
                         ------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

Common stock, $.0001 par value                  3,130,000
------------------------------                  ---------
           Class              Number of shares outstanding at September 14, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet, June 30, 2000 (Unaudited) ...................   3

     Condensed statements of operations, three and six months
        ended June 30, 2000 and 1999 (Unaudited), and June 30,
        1999 (inception) through June 30, 2000 (Unaudited) ................   4

     Condensed statements of cash flows, three and six months
        ended June 30, 2000 and 1999 (Unaudited), and June 30,
        1999 (inception) through June 30, 2000 (Unaudited) ................   5

     Notes to condensed financial statements (Unaudited) ..................   6

     Item 2.  Plan of Operation ...........................................   8

PART II - OTHER INFORMATION ...............................................   9

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ...........................................................  10



* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial information
-------------------------------------

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2000


                                     ASSETS
                                     ------

Cash ................................................................  $ 63,119

Accounts receivable .................................................       145
                                                                       --------

                                                                       $ 63,264
                                                                       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
     Accounts payable and accrued liabilities .......................  $  1,456
                                                                       --------
                                                    TOTAL LIABILITIES     1,456
                                                                       --------


SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value; 3,000,000 shares authorized;
        -0- shares issued and outstanding ...........................      --
     Common stock, $.0001 par value; 30,000,000 shares authorized;
        3,130,000 shares issued and outstanding .....................       313
     Additional paid-in capital .....................................    72,018
     Deficit accumulated during development stage ...................   (10,523)
                                                                       --------
                                           TOTAL SHAREHOLDERS' EQUITY    61,808
                                                                       --------

                                                                       $ 63,264
                                                                       ========


            See accompanying notes to condensed financial statements


                                  HERCULES DEVELOPMENT GROUP, INC.
                                  --------------------------------
                                    (A Development Stage Company)

                                 Condensed Statements of Operations
                                             (Unaudited)

                                                                                             June 30,
                                                                                               1999
                                               Three Months Ended       Six Months Ended    (Inception)
                                                    June 30,                 June 30,         through
                                              ---------------------   ---------------------   June 30,
                                                2000         1999        2000       1999        2000
                                              --------    ---------   --------    ---------   --------
REVENUE
Property management fees,
     related party (Note B) ...............   $  1,150    $    --     $  2,150    $    --     $  3,250
Property management fees,
     other ................................      1,245         --        2,395         --        3,195
                                              --------    ---------   --------    ---------   --------
                              TOTAL REVENUE      2,395         --        4,545         --        6,445
                                              --------    ---------   --------    ---------   --------

OPERATING EXPENSES
Professional fees .........................      6,860         --        8,610         --       12,204
Rent, related party (Note B) ..............        750         --        1,500         --        3,000
Other .....................................        278         --          603         --        1,129
                                              --------    ---------   --------    ---------   --------
                   TOTAL OPERATING EXPENSES      7,888         --       10,713         --       16,333
                                              --------    ---------   --------    ---------   --------
                             OPERATING LOSS     (5,493)        --       (6,168)        --       (9,888)

INTEREST EXPENSE (Note B) .................       (335)        --         (535)        --         (635)
                                              --------    ---------   --------    ---------   --------
                   LOSS BEFORE INCOME TAXES     (5,828)        --       (6,703)        --      (10,523)

INCOME TAXES (Note C) .....................       --           --         --           --         --
                                              --------    ---------   --------    ---------   --------

                                   NET LOSS   $ (5,828)   $    --     $ (6,703)   $    --     $(10,523)
                                              ========    =========   ========    =========   ========

Basic and diluted loss
     per common share .....................   $      *    $    --     $      *    $    --
                                              ========    =========   ========    =========

Basic and diluted weighted
     average common shares
     outstanding ..........................   2,942,500        --     2,691,250        --
                                              =========   =========   =========   =========

*  Less than $.01 per common share


                      See accompanying notes to condensed financial statements

                                                 4

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           June 30,
                                                                             1999
                                                      Six Months Ended    (Inception)
                                                           June 30,         through
                                                     -------------------    June 30,
                                                       2000       1999       2000
                                                     --------    -------   --------
                                NET CASH (USED IN)
                              OPERATING ACTIVITIES   $ (5,581)   $  --     $ (5,974)
                                                     --------    -------   --------

FINANCING ACTIVITIES
Proceeds from sale of common stock ...............     75,000       --       75,000
Proceeds from notes payable (Note B) .............       --         --       10,000
Repayment of notes payable (Note B) ..............    (10,000)      --      (10,000)
Payments for offering costs ......................     (1,407)      --       (5,907)
                                                     --------    -------   --------
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES     63,593       --       69,093
                                                     --------    -------   --------

NET CHANGE IN CASH ...............................     58,012       --       63,119
Cash, beginning of period ........................      5,107       --         --
                                                     --------    -------   --------


CASH, END OF PERIOD ..............................   $ 63,119    $  --     $ 63,119
                                                     ========    =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ......................   $    635    $  --     $    635
                                                     ========    =======   ========
     Cash paid for income taxes ..................   $   --      $  --     $   --
                                                     ========    =======   ========

NONCASH FINANCING TRANSACTION:
     Cancellation of shares previously issued
         for legal services ......................   $    120    $  --     $    120
                                                     ========    =======   ========


            See accompanying notes to condensed financial statements

                                       5

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

Note A: Basis of presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated March 31, 2000 and filed July 12, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Related party transactions
----------------------------------

The Company's president provided office space to the Company at no charge for the three and six months ended June 30, 2000. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

At June 30, 2000, the Company had entered into eight property management agreements for properties owned by the Company's president. The Company earned $1,150 and $2,150 in management fees through those eight agreements for the three and six months ended June 30, 2000, respectively.

During 1999, two officers each loaned the Company $5,000 in exchange for promissory notes. The notes carried an interest rate of eight percent. On April 25, 2000, the Company repaid the notes and related accrued interest totaling $635. The Company recognized $535 of interest expense on the notes during the six months ended June 30, 2000.

Note C: Income taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended June 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

Note D: Shareholders' equity
----------------------------

During February 2000, the Company's management and its attorney agreed to cancel 120,000 shares of common stock originally issued to the attorney in exchange for legal services. The Company paid the attorney $120 for the legal services.

During April 2000, the Company conducted a private placement offering whereby it sold 750,000 shares of its $.0001 par value common stock for $.10 per share pursuant to an exemption from registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. The Company received net proceeds of $69,093 after deducting offering costs totaling $5,907. Following is a statement of shareholders' equity, which details all of the equity transactions for the six months ended June 30, 2000.


                                    Statement of Shareholders' Equity
                                    ---------------------------------
                                  January 1, 2000 through June 30, 2000

                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock           Additional     During
                                             -----------------------      Paid-in     Development
                                              Shares      Par Value       Capital        Stage         Total
                                            ----------    ----------    ----------    ----------    ----------
Balance, January 1, 2000 ................    2,500,000    $      250    $   (2,892)   $   (3,820)   $   (6,462)

February 14, 2000, cancellation
   of shares previously issued in
   exchange for legal services ..........     (120,000)          (12)         (108)         --            (120)

April 24, 2000, offering costs
   incurred .............................         --            --          (1,407)         --          (1,407)

April 24, 2000, sale of common
   stock pursuant to private
   placement ($.10 per share) ...........      750,000            75        74,925          --          75,000

Office space contributed by the
   Company's president (Note B) .........         --            --           1,500          --           1,500

Net loss for the six months ended
   June 30, 2000 ........................         --            --            --          (6,703)       (6,703)
                                            ----------    ----------    ----------    ----------    ----------
                   Balance, June 30, 2000    3,130,000    $      313    $   72,018    $  (10,523)   $   61,808
                                            ==========    ==========    ==========    ==========    ==========


Part I. Item 2. Plan of operation
---------------------------------

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------
The plan of the Company's management, for the next twelve months, is to expand the Company's market for its residential property management services to areas in Colorado outside the Denver, Boulder and Longmont areas presently being served. Management also intends to explore opportunities for the Company in commercial real estate management throughout Colorado. While management views the ultimate market for the Company's real estate management services as inclusive of the entire United States, marketing efforts are necessarily confined to Colorado because of the Company's limited cash and other resources. The implementation of the Company's plan for expansion is ultimately dependent upon achieving profitable operations. If the Company succeeds in obtaining the level of funding necessary to increase revenue through the expenditure of funds for marketing, advertising and promotion in order to obtain a significantly greater number of residential and/or commercial property management contracts, this will not ensure the realization of profits from operations by the Company. The Company currently has no plans to raise additional funds following the private placement stock offering conducted in April 2000. The Company's management believes it must acquire 40 property management contracts to breakeven on its property management services. Management expects to achieve profitable operations by (date).

The Company has no plans to incur research and development costs, acquire significant property or equipment, or to change the number of employees.

RESULTS OF OPERATIONS
---------------------
Since January 2000, the Company has had approximately fifteen property management agreements. The management fees derived from these agreements have generated minimal revenues and a net loss for the Company through June 30, 2000. For the six months ended June 30, 2000 and the period from June 30, 1999 (inception) through December 31, 1999, the Company recognized total revenues of $4,545 and $1,900, respectively, and net losses of $6,703 and $3,820, respectively.

FINANCIAL CONDITION
-------------------
During April 2000, the Company conducted a private placement offering whereby it sold 750,000 shares of its $.0001 par value common stock for $.10 per share pursuant to an exemption from registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. The Company received net proceeds of $69,093 after deducting offering costs totaling $5,907. The offering increased the Company's cash balance to $63,119 at June 30, 2000 from $5,107 at December 31, 1999. The offering proceeds also reduced the Company's liabilities from $11,569 at December 31, 1999 to $1,456 at June 30, 2000; and increased shareholders' equity from a deficit of ($6,462) at December 31, 1999 to $61,808 at June 30, 2000. There is no assurance the Company's financial condition will continue to improve.

PART II - OTHER INFORMATION
---------------------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits      27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                HERCULES DEVELOPMENT GROUP, INC.
                                                (Registrant)


DATE: September 14, 2000                        BY: /S/ Peter Garthwaite
------------------------                        ------------------------
                                                Peter Garthwaite
                                                President