Form 10QSB
period 2000-09-30
HERCULES DEVELOPMENT GROUP INC
filed 2000-11-07
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 2000


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______________ to ______________

                        Commission File Number 00030997


                        Hercules Development Group, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                      841508866
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 2121 30th Street, Boulder, Colorado 803011118
                 ---------------------------------------------
                    (Address of principal executive offices)

                          (888) 4493434; (303) 4493434
                          ----------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

Common stock,  $.0001 par value                             3,130,000
-------------------------------                   ----------------------------
           Class                                  Number of shares outstanding
                                                  at October 25, 2000

Transitional Small Business Disclosure Format (Check one): Yes  [   ]  No  [ X ]

FORM 10QSB
3RD QUARTER

                                      INDEX

                                                                          Page
                                                                          ----

PART I  FINANCIAL INFORMATION
     Item 1.  Financial Statements *

     Condensed balance sheet, September 30, 2000 (Unaudited).............   3

     Condensed statements of operations, three and nine months
        ended September 30, 2000 and 1999 (Unaudited), and June 30,
        1999 (inception) through September 30, 2000 (Unaudited)..........   4

     Condensed statements of cash flows, nine months ended
        September 30, 2000 and 1999 (Unaudited), and June 30,
        1999 (inception) through September 30, 2000 (Unaudited)..........   5

     Notes to condensed financial statements (Unaudited).................   6

     Item 2.  Plan of Operation..........................................   8

PART II  OTHER INFORMATION...............................................   9

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8K

     Signatures..........................................................  10


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2000

                                     Assets


Cash..............................................................$ 63,835
                                                                  --------
                                                                  $ 63,835
                                                                  ========


                      Liabilities and Shareholder's Equity

Liabilities:
    Accounts payable and accrued liabilities......................$  3,992
                                                                  --------
                                          Total liabilities          3,992
                                                                  --------

Shareholders' equity:
    Preferred stock...............................................    --
    Common stock..................................................     313
    Additional paidin capital.....................................  72,768
    Deficit accumulated during development stage.................. (13,238)
                                                                  --------
                                 Total shareholders' equity         59,843
                                                                  --------

                                                                  $ 63,835
                                                                  ========

            See accompanying notes to condensed financial statements



                                           HERCULES DEVELOPMENT GROUP, INC.
                                           --------------------------------
                                             (A Development Stage Company)

                                           Condensed Statements of Operations
                                                       (Unaudited)


                                                                                                                       June 30,
                                                                                                                         1999
                                                                                                                     (Inception)
                                                              Three Months Ended            Nine Months Ended          through
                                                                 September 30,                September 30,            Sept. 30,
                                                              ------------------           ------------------         ----------
                                                              2000          1999           2000          1999            2000
                                                              ----          ----           ----          ----            ----

Revenue:
  Property management fees,
   related party (Note B) ..............................  $     1,350    $       250    $     3,500    $       250    $     4,600
  Property management fees,
   other ...............................................        1,493            150          3,888            150          4,688
                                                          -----------    -----------    -----------    -----------    -----------
                                       Total revenue ...        2,843            400          7,388            400          9,288
                                                          -----------    -----------    -----------    -----------    -----------

Operating expenses:
  Professional fees .....................................       3,143          2,000         11,752          2,000         15,347
  Rent, related party (Note B) ..........................         750            750          2,250            750          3,750
  Other .................................................       1,665              9          2,269              9          2,794
                                                          -----------    -----------    -----------    -----------    -----------
                          Total operating expenses ......       5,558          2,759         16,271          2,759         21,891
                                                          -----------    -----------    -----------    -----------    -----------
                                    Operating loss ......      (2,715)        (2,359)        (8,883)        (2,359)       (12,603)


Interest expense (Note B) ...............................        --             --             (535)          --             (635)
                                                          -----------    -----------    -----------    -----------    -----------
                           Loss before income taxes .....      (2,715)        (2,359)        (9,418)         2,359)       (13,238)


Income taxes (Note C) ...................................        --             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------

                                           Net loss ..... $    (2,715)   $    (2,359)   $    (9,418)   $    (2,359)   $   (13,238)
                                                          ===========    ===========    ===========    ===========    ===========

Basic and diluted loss
   per common share ..................................... $      *       $      *       $      *       $      *
                                                          ===========    ===========    ===========    ===========

Basic and diluted weighted
   average common shares
   outstanding...........................................   3,130,000      2,490,870      2,837,500      2,490,870
                                                          ===========    ===========    ===========    ===========

*  Less than $.01 per common share

                                See accompanying notes to condensed financial statements





                              HERCULES DEVELOPMENT GROUP, INC.
                              --------------------------------
                               (A Development Stage Company)

                            Condensed Statements of Cash Flows
                                       (Unaudited)



                                                               Nine Months Ended  (Inception)
                                                                 September 30,       through
                                                             -------------------    Sept. 30,
                                                              2000         1999       2000
                                                            --------    --------    --------

Net cash used in operating activities ...................   $ (4,865)   $   (109)   $   --
                                                            --------    --------    --------

Cash flows from financing activities:
  Proceeds from sale of common stock ....................     75,000        --          --
  Proceeds from notes payable (Note B) ..................       --        10,000        --
  Repayment of notes payable (Note B) ...................    (10,000)       --          --
  Payments for offering costs ...........................     (1,407)     (4,500)       --
                                                            --------    --------    --------
Net cash used in financing activities ...................     63,593       5,500        --
                                                            --------    --------    --------

                                       Net change in cash     58,728       5,391        --
Cash, beginning of period ...............................      5,107        --          --
                                                            --------    --------    --------

                                      Cash, end of period   $ 63,835    $  5,391    $   --
                                                            ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest ..............................   $    635    $   --      $    635
                                                            ========    ========    ========

    Cash paid for income taxes ..........................   $   --      $   --      $   --
                                                            ========    ========    ========

Noncash financing transaction:
    Cancellation of shares previously issued
      for legal services ................................   $    120    $   --      $    120
                                                            ========    ========    ========


                  See accompanying notes to condensed financial statements



                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10SB dated March 31, 2000 and filed July 12, 2000, and should be read in conjunction with the notes thereto.

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

Note B:  Related party transactions
         --------------------------

The Company's president provided office space to the Company at no charge for the three and nine months ended September 30, 2000. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paidin capital.

At September 30, 2000, the Company had entered into nine property management agreements for properties owned by the Company's president. The Company earned $1,350 and $3,500 in management fees through those nine agreements for the three and nine months ended September 30, 2000, respectively.

During 1999, two officers each loaned the Company $5,000 in exchange for promissory notes. The notes carried an interest rate of eight percent. On April 25, 2000, the Company repaid the notes and related accrued interest totaling $635. The Company recognized $535 of interest expense on the notes during the nine months ended September 30, 2000.

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $0 income taxes.


                                                HERCULES DEVELOPMENT GROUP, INC.
                                                --------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)

                                             NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                           (Unaudited)

                                                       September 30, 2000

Note D:  Shareholders' equity
         --------------------

On February 14, 2000, the Company's attorney agreed to cancel the 120,000 shares of common stock issued for legal services in exchange for $120.

During April 2000, the Company conducted a private placement offering whereby it sold 750,000 shares of its $.0001 par value common stock for $.10 per share pursuant to an exemption from registration provided under Rule 504 of Regulation
D of the Securities Act of 1933, as amended. The Company received net proceeds of $69,093 after deducting offering costs totaling $5,907. Following is a schedule of changes in shareholders' equity, which details all of the equity transactions for the nine months ended September 30, 2000.


Schedule of Changes in Shareholders' Equity
-------------------------------------------


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                 Common Stock           Additional      During
                                                              ----------------------     Paid-in      Development
                                                              Shares       Par Value     Capital         Stage          Total
                                                            ----------    ----------    ----------    ----------    ----------

Balance, January 1, 2000 ................................    2,500,000    $      250    $   (2,892)   $   (3,820)   $   (6,462)

February 14, 2000, cancellation
    of shares previously issued in
    exchange for legal services .........................     (120,000)          (12)         (108)         --            (120)

April 24, 2000, offering costs
    incurred ............................................         --            --          (1,407)         --          (1,407)

April 24, 2000, sale of common
    stock pursuant to private
    placement ($.10 per share) ..........................      750,000            75        74,925          --          75,000

Office space contributed by the
    Company's president (Note B) ........................         --            --           2,250          --           2,250

Net loss for the nine months ended
    September 30, 2000 ..................................         --            --            --          (9,418)       (9,418)
                                                            ----------    ----------    ----------    ----------    ----------
                              Balance, September 30, 2000    3,130,000    $      313    $   72,768    $  (13,238)   $   59,843
                                                            ==========    ==========    ==========    ==========    ==========



Part I.  Item 2.     Plan of operation
-------              -----------------

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

Plan of Operation
-----------------
The plan of the Company's management, for the next twelve months, is to use the net proceeds from its common stock offering and fees earned through existing management agreements for marketing, advertising and promotion. Through additional marketing, management intends to increase the Company's market share for its residential property management services. The Company also plans to expand its services to areas in Colorado outside the Denver, Boulder and Longmont areas presently being served. In addition, management intends to explore opportunities for the Company in commercial real estate management throughout Colorado. While management views the ultimate market for the Company's real estate management services as inclusive of the entire United States, marketing efforts are necessarily confined to Colorado because of the Company's limited cash and other resources.

The Company's management believes it must acquire 40 property management contracts to breakeven on its property management services. At October 25, 2000, the Company was servicing 18 property management contracts. Management expects to achieve profitable operations by December 31, 2001. The Company currently has no plans to raise additional funds.

The Company has no plans to incur research and development costs, acquire significant property or equipment, or to change the number of employees.

Results of Operations
---------------------
From January 1, 2000 through September 30, 2000, the Company increased its number of property management agreements from 12 to 18. The management fees derived from these agreements have generated minimal revenues and a net loss for the Company through September 30, 2000.

Revenues totaled $7,388 for the nine months ended September 30, 2000 as compared to $400 for the nine months ended September 30, 1999. Revenues totaled $2,843 for the three months ended September 30, 2000 as compared to $400 for the three months ended September 30, 1999. The increases in revenues were related to the increase in the number of property management agreements. September of 1999 was the first month in which the Company began conducting property management services. Operating expenses totaled $16,271 for the nine months ended September 30, 2000 as compared to $2,759 for the nine months ended September 30, 1999. Operating expenses totaled $5,558 for the three months ended September 30, 2000 as compared to $2,759 for the three months ended September 30, 1999. The increase in operating expenses was largely a result of the legal and accounting fees incurred related to filing the Company's Form 10SB registration statement. In addition, comparable figures for the nine months ended September 30, 1999 consist of a short period [June 30, 1999 (inception) through September 30, 1999].

 -------         ----------------------------

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

Financial Condition
-------------------
Net proceeds from the offering discussed in Part I, Item I, Note D, increased the Company's cash balance to $63,835 at September 30, 2000 from $5,107 at December 31, 1999. The offering proceeds were used to reduce the Company's liabilities from $11,569 at December 31, 1999 to $3,992 at September 30, 2000. The offering proceeds were also a major factor in increasing shareholders' equity from a deficit of ($6,462) at December 31, 1999 to $59,843 at September 30, 2000. There is no assurance the Company's financial condition will continue to improve.


PART II  OTHER INFORMATION
--------------------------
Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8K.

         (a)  Exhibits  27 - Financial Data Schedule.

         There were no reports on Form 8K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          HERCULES DEVELOPMENT GROUP, INC.
                                          (Registrant)


DATE:    October 25, 2000                 BY: ________________________________
         ----------------
                                                  Peter Garthwaite
                                                  President