Form 10KSB
period 2000-12-31
HERCULES DEVELOPMENT GROUP INC
filed 2001-04-02
CIK 1099066

Exhibit 10.23

HERCULES DEVELOPMENT GROUP, INC.
2121 30th Street
Boulder, Colorado   80301
Phone (303) 443-2121
Fax  (303) 449-3555



                          PROPERTY MANAGEMENT AGREEMENT



In consideration of the covenants herein contained, Paragon Development XVII and
                                                    ------------------------
Scott Thornock (hereinafter called "Owner"), and Hercules Development Group,
--------------
Inc., or its assignee (hereinafter called "Agent"), agree as follows:


The Owner hereby represents to the Agent that the Owner holds legal title to the following described property hereinafter called the "Premises." In the event the legal Owner is unable to sign this Property Management Agreement the legal representative of the Owner may sign on the Owner's behalf after producing proper documentation.


EXCLUSIVE MANAGEMENT: The Owner hereby employs the Agent to rent, lease, operate and manage the property known as:

PROPERTY ADDRESS  35 S. Monroe St.
                  --------------------------------------------------------------

LEGAL DESCRIPTION
                  --------------------------------------------------------------

CITY  Denver                  STATE  CO                     ZIP  80209
     ---------------------          ----------                   ---------

Upon the terms and conditions herein set forth, for the term of one year
                                                                ------
beginning on the 1st day of September, 1999, and ending on the 1st day of
                 ---        ---------  ----                    ---
September, 2000, and  thereafter  for periods which are  automatically renewed
---------  ----
identical to the original period. Either party has the right to cancel this Agreement by giving the other party 30 days written notice of intention to do so. In the event the Owner terminates this Agreement the Agent shall be entitled to compensation at a rate of five (5%) percent of the rents on leases put into effect during the term of this Agreement, with said compensation to be paid prior to the termination of this Agreement.

MANAGEMENT ACCEPTANCE: The Agent accepts the employment and agrees to manage the Premises for the period and upon the terms herein provided and agrees to furnish services for renting, leasing, operating and managing the premises. To render monthly statements of receipts not later than the last day of the month in which the rent is collected. Statements and/or checks shall be sent to the name and address below:

NAME   Scott Thornock
      ------------------------------------------------

ADDRESS  1422 Delgany St   #12
        ----------------------------------------------

CITY  Denver                        STATE  CO              ZIP  80202
      -----------------------------      -----------------    ------------------

TELEPHONE  (303) 629-9751
           ------------------------


THE OWNER AGREES: To give the Agent the following authority that may be exercised in the name of the Owner and the expense thereof assumed by the Owner. The Agent may advertise the premises for rent, display signs for rent, investigate references of prospective tenants, sign leases for the terms not in excess of one (1) year, renew or cancel existing leases and prepare new leases. The Agent may, when in the best judgment of the Agent, terminate tenancies and sign and serve such notices as are deemed necessary, select an attorney of the Agents choice to institute legal proceedings to recover possession of the premises or recover monies owed to the Owner. When deemed expedient by the Agent, the Agent may release suits or actions, settle with the Tenant, compromise, or reinstate tenancies. ANY EXPENSE OF LITIGATION THAT IS NOT RECOVERED FROM THE TENANT BECOMES AN OWNER EXPENSE TO BE PAID BY THE OWNER.

In the event that the Agent advances monies on behalf of the Owner's account, or the Owner is indebted to the Agent for any reasons arising out of this Agreement, the Owner agrees to promptly pay upon demand such indebtedness to the Agent. Any such indebtedness not paid within twenty (20) days after notice shall be charged interest at the maximum rate permitted by law and shall constitute lien rights upon the property for services, materials and management fees.

RENTAL  AUTHORIZATION:  The Owner authorizes the Agent to rent the premises at a monthly rate of $ 850.00 for not less than six (6) months.  If the desired
               ----------
monthly  rental  rate cannot be achieved  the Agent is  authorized  to lower the monthly  rental rate to $ 750.00.
                        --------
Pets (yes) (no), if yes describe                                               .
     ----                         ---------------------------------------------

UTILITIES: All gas, electric, and telephone charges incurred by the Tenant are Tenant expenses. Water is paid by the Owner. Nominal charges are made by Public Service to transfer service back into the Owner's name after a Tenant vacates. This is an Owner expense.

ASSOCIATION DUES: Any Association dues and/or Special Assessments are an Owner expense to be paid and kept current by the Owner.

INSURANCE: The Owner agrees to insure the Premises, at Owner's expense, according to the recommended guidelines of the insurance industry. Liability insurance will be carried adequate to protect both the Owner and the Agent, and will name the Agent as co-insured.

STATUTES & COVENANTS: If the Owner refuses to comply with any Federal, State, County, Municipal, or other governmental Statute or Association Covenant, the Agent upon giving written notice to the Owner, may terminate this agreement within seven (7) days.

TRANSFERS: It is agreed that premature vacating of the Premises by the Tenant does not constitute a liability to the Tenant in the event of military transfer, corporate transfer, or military or corporate discharge.

REPAIRS & CLEAN-UP: The Agent is granted full power and authority by the Owner to contract for any repairs or clean-up (costs not to exceed Three Hundred Dollars ($300.00) per item), which in the judgement of the Agent is necessary to maintain the premises in rentable condition. The costs of such clean-up or repair shall be paid out of the Owner's funds. This amount may be exceeded in the event an emergency exists that requires immediate action to protect the Premises or to maintain services to Tenants as called for in the lease.

EMPLOYEES: The Agent is authorized to hire, discharge and supervise employees and labor required for the maintenance of the Premises. It is agreed that employees shall be deemed the employees of the Owner and not of the Agent. The Agent shall not be held liable for the acts of employees so long as reasonable care has been exercised in their appointment and retention.

SECURITY DEPOSITS: The Agent shall have exclusive control of security deposits and pet deposits and shall have the right to keep said deposits in an interest bearing trust account with accrued interest paid to the Agent to offset costs of bookkeeping and account operating expenses. Security deposits shall be returned to the Tenant upon vacation of the premises, at the discretion of the Agent, and after the Agent determines if any monies are to be retained due to outstanding Tenant debts or damage to the premises, normal wear and tear expected. Monies retained from the Tenant will be credited to the Owner's funds.

ADVERTISING COSTS: In the event it becomes necessary to pay for advertising to obtain a Tenant, such costs are paid for from the Owner's funds.

AGENT COMPENSATION: A Tenant procurement fee of fifty (50%) percent of the first month's rent shall be charged for the acquisition of each new Tenant. This fee is not charged when re-leasing to an existing Tenant. The management fee is five (5%) percent of the monthly rent after the first month. No fee is charged when the premises are vacant. The minimum monthly management fee is fifty ($50.00) Dollars per property when the premises are occupied.

LATE CHARGES AND RETURNED CHECK CHARGES: Due to the extra effort and time required in collecting late rent and processing returned checks the Agent will retain any monies charged of the Tenant for these purposes.

SAVE HARMLESS: The Owner agrees to save the Agent harmless from all suits in connection with the management of the herein described property and from liability from injury suffered by any employee or other person. The Agent shall not be personally liable for any acts it may do in good faith and exercising its best judgement. The Owner agrees to promptly defend any action, proceeding, charge or prosecution instituted against the Agent or the Agent and Owner jointly related to this agreement.

IT IS HEREBY AGREED THAT THE AGENT IS NOT REQUIRED TO ADVANCE ANY OF ITS OWN FUNDS FOR MANAGEMENT OF THE HEREIN MENTIONED PROPERTY.

ADDITIONAL TERMS AND CONDITIONS
                                ------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                THIS IS A LEGAL DOCUMENT. IF NOT FULLY UNDERSTOOD
                             CONSULT YOUR ATTORNEY.

This Agreement shall be binding upon the successors and assigns of the Agent, and upon the heirs, administrators, executors, successors and assigns of the Owner.

IN WITNESS WHEREOF the parties hereto have affixed or caused to be affixed their respective signatures this 31st day of August, 1999.
                           ----       -------  ----

Paragon Development XVII                       /s/ J. Peter Garthwaite
---------------------------                    -----------------------
       Owner                                          Agent

/s/ Scott Thornock, Manager
--------------------------
       Owner


Social Security Number or Federal I.D. Number ###-##-####
                                              ------------

Owner's FWD Address:  Scott Thornock
                     -------------------------------------
                      1422 Delgany St.   #12
                     -------------------------------------
                      Denver, CO   80202
                     -------------------------------------


Owner's Telephone Number:    (303) 629-9751
                         ---------------------------------