Form 10KSB/A
period 2000-12-31
HERCULES DEVELOPMENT GROUP INC
filed 2001-04-30
CIK 1099066

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to ________________


                           Commission file no. 0-30997
                                              ---------


                        Hercules Development Group, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                           84-1508866
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


        One Belmont Avenue, Suite #417
          Bala Cynwyd, Pennsylvania                               10004
     -----------------------------------------                ------------
     (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (516) 295-3817

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
    Title of each class                                 which registered

           None
    -------------------                                 ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                        --------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X    No
                                                                     ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State issuer's revenues for its most recent fiscal year. $10,385
                                                                   -------

     Of the 31,300,000 shares of voting stock of the registrant issued and outstanding as of March 30, 2001, 7,500,000 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of March 30, 2001, was $28,125,000.

         Transitional Small Business Disclosure Format:  Yes         No  X
                                                               ----      -----

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

     Hercules   Development  Group,  Inc.,  a  development-stage   company,  was
organized under the laws of the State of Colorado on June 30, 1999. We are engaged in the business of managing real estate. As of the date of this report, we manage only ten residential properties located in Denver, Boulder and Niwot, Colorado. While we intend to manage commercial, as well as residential, property in the future, we have no commercial real estate under management as of the date of this report. Our offices are located at One Belmont Avenue, Suite #417, Bala Cynwyd, Pennsylvania 10004. Our telephone and facsimile number is (516) 295-3817.

     During the period from March 15 through April 26, 2000, we issued and sold an aggregate of 750,000 shares (7,500,000 shares post stock dividend) of common stock, representing approximately 24% of our outstanding shares of common stock as of the date of this report, to a total of fifty persons, all of whom are residents of the State of Colorado, for cash consideration totaling $75,000. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Rule 504 of Regulation D under
Section 3(b) of the Securities Act of 1933 and via registration by qualification with the Colorado Division of Securities under Section 11-51-304 of the Colorado Uniform Securities Act.

     On March 7, 2001, we amended our Articles of Incorporation to increase the authorized shares of common stock that we have authority to issue from 30,000,000 shares, to 50,000,000 shares, of common stock. As a result of the amendment, the authorized shares of common stock that we have authority to issue increased from 33,000,000 shares, to 53,000,000 shares, of capital stock, including 50,000,000 shares of common stock and 3,000,000 shares of preferred stock.

     On March 14, 2001, we declared a stock dividend to shareholders of record as of 8:00 a.m., eastern standard time, on March 14, 2001, on the basis of ten shares of common stock for each one share of common stock then issued and outstanding. The payment date and time for the stock dividend were March 15, 2001, at 8:00 a.m., eastern standard time. As a result of the stock dividend, each of our shareholders received nine additional shares of common stock for each one share of common stock owned of record as of the record date and time. As of March 30, 2001, there were 31,300,000 shares of common stock outstanding after giving effect to the stock dividend. We have never paid or declared any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

     (b) Business of the Issuer.

General
-------

     We are engaged in the business of managing real estate, with a total of ten residential properties located in Denver, Boulder and Niwot, Colorado, under management as of the date of this report. While we have plans to manage commercial, as well as residential, property in the future, we have no commercial real estate under management as of the date of this report. We have plans to expand the market for our residential property management services to areas of Colorado in addition to the Denver, Boulder, and Longmont, Colorado, metropolitan areas presently being serviced. Additionally, we intend in the near future to explore opportunities for Hercules Development in commercial real estate management throughout Colorado. While we view the ultimate market for our real estate management services as inclusive of the entire United States, marketing efforts are necessarily confined to Colorado presently because of our extremely limited cash and other resources. The implementation of our plans for expansion is dependent upon our ability to raise significant additional capital from operating revenues, which is not expected in the foreseeable future at the current less than break-even number of ten residential properties under management, or equity and/or debt financing. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, we cannot be certain that we will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the residential and commercial real estate management business to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a significantly greater number of residential and/or commercial property management contracts, this will not ensure our realization of profits from operations.

     We believe that the demand for services provided by residential and/or commercial property management companies such as Hercules Development is increasing. This belief is based, in part, upon our observation that residential real estate development in certain areas of Colorado, such as Denver, Boulder and Longmont, has recently enjoyed success not experienced since the early 1980's and the prediction of real estate industry forecasts of a continued trend of population migration into Colorado and, in particular, the Denver and Boulder, Colorado, areas during the next several years. We anticipate, but cannot assure, that the business contacts of Mr. Shai Stern, our sole executive officer and director, will yield opportunities in the future for us to perform property management services; partnering, joint venture or similar arrangements whereby we join with others having greater financial and other resources than those of Hercules Development in the management of residential and/or commercial real estate; and/or sources of financing for us. Management will evaluate each of these prospective projects or proposals, which may become available for our participation, on a case-by-case basis. We anticipate, but cannot be certain, that, even with the very limited level of funding that may be available to us, we will be able to obtain a limited number of property management contracts from business contacts of Mr. Stern.

     We provide a wide range of property management and customer support services to residential property owners on a competitive basis. While we have no commercial real estate under management at the present time, the services that management proposes to offer to commercial customers are expected to be substantially similar to the residential property management services presently offered. We currently offer the following four general areas of service to our existing and prospective customers: (i) new tenant placement services; (ii)
month-to-month management services for existing tenants; (iii) re-lease arrangements for existing tenants; and (iv) tenant fee collection and tenant eviction services. New tenant placement services that the Company offers include the following services: (a) evaluating the property and rent potential; (b) advertising the property; (c) showing the property to potential tenants; (d) obtaining and processing applications; (e) running credit reports; (f) verifying employment and past rental information; (g) initiating tenant leases; (h) collecting security deposits and prepaid rent; (i) moving tenants into the property; and (j) processing utility changes. The month-to-month management services for residential and commercial space that we furnish include the following: (i) collecting rent; (ii) pursuing late or delinquent rent; (iii) pursuing evictions; (iv) providing notice to tenants of changes; (v) providing maintenance calls; (vi) arranging for services from vendors and contractors;
(vii) responding to tenants' calls and problems; (viii) keeping accounts for all income and expenditures; and (xix) disbursing owner funds periodically. The re-lease arrangements that we furnish include the following services: (a) evaluating the property and market for the rate of rent to be charged; (b) advising the owner regarding the re-lease arrangements; (c) evaluating the existing tenant for care of the property; (d) evaluating the existing tenant for payment history; (e) initiating the new lease; and (f) demanding compliance or possession of the rented property. Services related to the collection of fees and/or the eviction of tenants, which we furnish, include the following: (i) providing a notice to vacate to the tenant; (ii) providing a demand for payment or possession; (iii) working with an attorney to obtain eviction; (iv) placing the account with a collection agency; and (v) demanding compliance or possession.

     Three of the ten residential properties under management by Hercules Development are owned by Mr. J. Peter Garthwaite, the former Chief Executive Officer, director and controlling shareholder of Hercules Development, and his spouse. Two of the three properties owned by Mr. and Ms. Garthwaite are located in Boulder, Colorado. The other property they own is located in Niwot, Colorado. Despite the fact that the Property Management Agreements relating to Mr. Garthwaite's properties were not negotiated on an arm's-length basis, we charge the identical management fee, i.e., $50.00 per month, for the management services performed for these properties as we charge for the management of properties owned by persons unaffiliated with us. Additionally, the form of Property Management Agreement is virtually identical in the case of all of the residential properties that we manage, whether owned by affiliated or unaffiliated persons. A number of Paragon Companies and/or Mr. Thornock, founder of the Paragon Companies, are the owners of the other seven properties that we manage. All of these residential properties are located in Denver, Colorado.

     The term of the Property Management Agreements (collectively, the "Agreements" and, individually, an "Agreement") relating to seven properties is one year and the term of the Property Management Agreements relating to three properties is a period of six months. The term of the Agreements relating to the following residential properties owned by Paragon Development XXXI, LLC, and Mr.
J. Peter and Ms. Heidi Garthwaite, respectively, both commence on May 1, 2000, and terminate on April 30, 2001: (i) 15 South Monroe Street, Denver, Colorado 80209, and (ii) 2640 Juniper, #1, Boulder, Colorado 80304. The terms of the Agreements relating to the following three Denver, Colorado, properties owned by Paragon Development XXV, LLC, Paragon Development XXVI, LLC, and Paragon Develoment XXXI, LLC, and the Niwot, Colorado, property owned by Mr. and Ms. Garthwaite, respectively, all commence on July 1, 2000: (i) 27 South Harrison Street, Denver, Colorado 80207; (ii) 35 South Harrison Street, Denver, Colorado 80207; (iii) 15 South Monroe Street, Denver, Colorado 80209; and (iv) 8050 Niwot Road, #55, Niwot, Colorado 80501. The terms of the Agreements relating to three Denver, Colorado properties, located at 25 South Harrison Street, Suite #A, Denver, Colorado 80209, 556 and 560 St. Paul Street, Denver, Colorado 80207, owned by Paragon Development XXVIII, LLC, Paragon Development XXXIII, LLC, and Paragon Development XXXIV, LLC, respectively, commence on November 1, 2000, and terminate on April 30, 2001. The term of the Agreement providing for management of the residential property located at 830 29th Street, Boulder, Colorado, 80301, owned by Mr. and Ms. Garthwaite, commences on November 1, 2000, and terminates on October 31, 2001.

     The Agreements are automatically renewable for six-month or one-year periods identical to the initial term unless terminated by either party upon thirty days' written notice. Under the Agreements, we have the responsibility to rent, lease, operate and manage the properties at the owners' expense, including, but not limited to, advertising the premises for rent, investigating references of prospective tenants, preparing and signing new leases, renewing or canceling existing leases, terminating and reinstating tenancies, instituting legal proceedings to recover possession of the premises or monies owed to the owner, compromising, settling and/or releasing legal proceedings and disputes and rendering monthly statements of receipts. We are entitled to receive a tenant procurement fee in the amount of 50% of the first month's rent for the acquisition of each new tenant and a management fee in the amount of 5% of the monthly rent after the first month. The tenant procurement fee cannot be charged when the premises are re-leased to existing tenants and the management fee cannot be charged when the premises are vacant. The minimum monthly management fee is $50 per property when the premises are occupied.

     The table below sets forth the address of each of the ten residential properties we presently manage, the term of the Agreement relating to the managed property, the monthly management fee that we presently received from each property and the monthly rent being paid for the rental of each property by the tenant. No tenant procurement fees have been paid or are payable to Hercules Development in connection with any of the ten residential properties under management because all of these properties were occupied on the date that we entered into the Property Management Agreement.

                                Expiration      Management         Monthly
    Address of Property           Date             Fee               Rent
----------------------------   -----------    ---------------    ------------


15 South Monroe Street
Denver, Colorado  80209        4/30/2001          $50.00         $  750.00

2460 Juniper, #1
Boulder, Colorado  80304       4/30/2001          $50.00         $  650.00

27 South Harrison Street
Denver, Colorado  80207        6/30/2001          $50.00         $1,250.00

35 South Harrison Street
Denver, Colorado  80207        6/30/2001          $50.00         $1,625.00

15 South Monroe Street
Denver, Colorado  80209        6/30/2001          $50.00         $  750.00

8050 Niwot Road, #55
Niwot, Colorado  80304         6/30/2001          $50.00         $  650.00

25 South Harrison Street, #A
Denver, Colorado  80207        10/31/2001         $50.00         $1,000.00

556 St. Paul Street
Denver, Colorado  80207        10/31/2001         $50.00         $1,000.00

560 St. Paul Street
Denver, Colorado  80207        10/31/2001         $50.00         $1,000.00

830 29th Street
Boulder, Colorado  80301       10/31/2001         $50.00         $  750.00


Competition
-----------

     The business of the management of residential and commercial real estate is intensely competitive. We are in competition with property management companies of all sizes located both inside and outside the United States. Although we expect to compete on the basis of our reputation among customers as a quality provider of management and customer support services and, to a lesser extent, on the basis of price, opportunities to obtain customers are limited by our financial resources and other assets. In this regard, many of the companies and other organizations with which we are in competition are established and have far greater financial resources, substantially greater experience and larger staffs than we do. Additionally, many of these organizations have proven operating histories, which we lack. We have experienced, and expect to continue to face, strong competition from both these well-established companies and small independent companies like us. There can be no assurance that we will be successful in raising additional capital and/or realizing profits from operations. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, we anticipate that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable it to take advantage of such advances. The effects of any such technological advances on us, therefore, cannot be presently determined. As of the date of this report, we are an inconsequential factor in the real estate management industry.

Marketing and Sales
-------------------

     Our success depends in large part upon our ability to identify and adequately penetrate the markets for our services. Virtually all of our competitors have much larger budgets for marketing, advertising and promotion, as compared to Hercules Development, which lacks the financial, personnel and other resources required to compete with our larger, better-financed competitors. We anticipate that our very limited finances and other resources may be a determinative factor in the decision of any prospective employee as to whether to become associated with us. Until such time, if ever, as we are successful in attracting and employing capable marketing and customer support personnel, we intend to rely upon the judgment and conclusions of Mr. Shai Stern, our President and Chief Executive Officer, based solely upon his knowledge and experience in business, relative to our needs for marketing expertise.

Employees and Consultants
-------------------------

     We have had no full-time employees since our organization. Mr. Shai Stern, our sole executive officer and director, has served as a part-time employee since he was elected to serve as the President and Chief Executive Officer and a director of Hercules Development on February 28, 2001. From the date of our inception on June 30, 1999, through February 28, 2001, Mr. J. Peter Garthwaite served as our President/Chief Executive Officer/Treasurer, director and part-time employee and Mr. Bradley A. Scott served as our Secretary, director and part-time employee. Mr. Shai Stern succeeded Mr. Garthwaite in the offices of President, Chief Executive Officer and director on February 28, 2001. The size of the board of directors was reduced to one member and no officers other than Mr. Stern were elected on February 28, 2001.

     For the foreseeable future, Mr. Stern will receive no compensation in any form for his services to Hercules Development in all capacities. No cash compensation was awarded to, earned by or paid to either Mr. Garthwaite or Mr. Scott for all services rendered in all capacities to Hercules Development from the date of our organization on June 30, 1999, through February 28, 2001. See
Part II, Item 5. "Market for Common Equity and Related Stockholder Matters," (b) "Recent Sales of Unregistered Securities," and Part III, Item 10. "Executive Compensation," and Item 12. "Certain Relationships and Related Transactions" for information on the 1,190,000 shares (11,900,000 shares post stock dividend) of common stock (a total of 2,380,000 shares; 23,800,000 shares post stock dividend) that we issued and sold on June 30, 1999, to each of Messrs. Garthwaite and Scott for services they performed in connection with the organization of Hercules Development.

     It is anticipated that at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Stern and any other executive officers and/or directors of Hercules Development will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers. Additionally, directors, including Mr. Stern and/or others, may receive fees for their attendance at meetings of the board of directors. Further, we may pay consulting fees to unaffiliated parties who refer properties for management, although we have no plans to do so and no fees of this nature have been paid as of the date of this report.

Item 2. Description of Property.

     We maintain our offices, pursuant to a verbal arrangement with an unaffiliated third party, rent-free at One Belmont Avenue, Suite #417, Bala Cynwyd, Pennsylvania 10004. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to pay rent for our present offices or obtain other office space. The office space we currently occupy is expected to be adequate to meet our foreseeable future needs. Our telephone and facsimile number is (516) 295-3817.


Item 3. Legal Proceedings.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which Hercules Development is a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information, Holders and Dividends.

     Our common stock commenced trading on the electronic Bulletin Board under the symbol "HDVG" on March 14, 2001. The high and low closing bid quotations in the over-the-counter market for the common stock, as reported by the relevant market makers during the period from March 14 through March 28, 2001, were $.25 and $4.25. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transaction.

     As of March 30, 2001, we had approximately 25 shareholders of record of our 31,300,000 outstanding shares of common stock.

     On March 14, 2001, we declared a stock dividend to shareholders of record as of 8:00 a.m., eastern standard time, on March 14, 2001, on the basis of ten shares of common stock for each one share of common stock then issued and outstanding. The payment date and time for the stock dividend were March 15, 2001, at 8:00 a.m., eastern standard time. As a result of the stock dividend, each of our shareholders received nine additional shares of common stock for each one share of common stock owned of record as of the record date and time. As of March 30, 2001, there were 31,300,000 shares of common stock outstanding after giving effect to the stock dividend. We have never paid or declared any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b) Recent Sales of Unregistered Securities.

     On June 30, 1999, we issued and sold 1,190,000 shares of common stock (a total of 2,380,000 shares; 23,800,000 shares post stock dividend) to each of Messrs. J. Peter Garthwaite and Bradley A. Scott in consideration for services performed by each individual in connection with our organization valued at $119 in each case (a total of $238 at the rate of $.0001 per share). Messrs. Garthwaite and Scott served as the President/Chief Executive Officer/Treasurer and Secretary, respectively, and directors of Hercules Development from the date of the company's inception on June 30, 1999, until their voluntary resignations on February 28, 2001. Messrs. Garthwaite and Bradley sold their 2,380,000 shares (23,800,000 shares post stock dividend) of common stock, representing approximately 76% of our 3,130,000 (31,300,000 post stock dividend) outstanding shares of common stock, to Mr. Shai Stern, our President, Chief Executive Officer and sole director, on February 28, 2001. We relied, in connection with the sales of the shares, upon the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. We relied upon the fact that our issuance and sale of the shares did not constitute a public securities offering together with the fact that Messrs. Garthwaite and Bradley were our executive officers, directors and controlling shareholders at the time of the sales, to make the exemptions available.

     During the period from March 15 through April 26, 2000, we issued and sold an aggregate of 750,000 shares (7,500,000 shares post stock dividend) of common stock to a total of fifty persons, all of whom are residents of the State of Colorado, for cash consideration totaling $75,000. We made the sales in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D under the Securities Act of 1933, and via registration by qualification with the Colorado Division of Securities under Section 11-51-304 of the Colorado Uniform Securities Act. Our Application for Registration by Qualification became effective with the Colorado Division of Securities on March 15, 2000. No underwriter was employed in connection with the offering and sale of the shares. The facts that we relied upon to make the federal exemption available include, among others, the following:

     (i) The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance on any exemption under Section 3(b) of, or in violation of
Section 5(a) of, the Securities Act of 1933;

     (ii) The required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission;

     (iii) We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

     (iv) The fact that we have not been since our inception:

          (a) Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

          (b) An "investment company" within the meaning of the Investment Company Act of 1940; or

          (c) A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.


Item 6. Management's Discussion and Analysis or Plan of Operation.

General
-------

     As of the date of this report, we manage ten residential properties located in Denver, Boulder and Niwot, Colorado. Of these residential properties, three properties are owned by Mr. J. Peter Garthwaite, a former executive officer, director and controlling shareholder of Posteralley.com, and his spouse. We have realized only minimal revenue and a net loss from managing residential real estate through the date of this report. For the year ended December 31, 2000, the period from inception (June 30, 1999) through December 31, 1999, and the period from inception through December 31, 2000, we realized total revenue of $10,385, $1,900 and $12,285, respectively, and a net loss of $(44,354) ($(.02)
per share), $(3,820) (less than $.01 per share) and $(48,174), respectively. Of this revenue, $4,950 of $10,385, $1,100 of $1,900 and $6,050 of $12,285
represented revenue received from Mr. Garthwaite's properties. Since the date of our organization on June 30, 1999, we have managed a total of twenty-seven residential properties located in Denver, Boulder, Longmont and Niwot, Colorado, including the ten properties that we currently manage and seventeen properties relating to which the Property Management Agreements expired during the period from September 1, 2000, through February 28, 2001. Of these seventeen residential properties, eight properties were owned by Mr. Garthwaite and his spouse (six properties) or an individual unaffiliated with us (two properties).

Plan of Operation
-----------------

     Management has plans to expand the market for our residential property management services to areas of Colorado in addition to the Denver, Boulder, Longmont and Niwot, Colorado, metropolitan areas presently being serviced. Additionally, management intends in the near future to explore opportunities for Hercules Development in commercial real estate management throughout Colorado. While we view the ultimate market for our real estate management services as inclusive of the entire United States, marketing efforts are necessarily confined to Colorado presently because of our extremely limited cash and other resources. The implementation of our plans for expansion is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations, which is not anticipated at the current less than break-even level of approximately fifteen residential properties under management. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, we may not be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the residential and commercial real estate management business to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a significantly greater number of residential and/or commercial property management contracts, this will not ensure that we will realize any profits from operations. We do not intend to hire any employees or purchase any equipment unless we are successful in our efforts to raise a significant amount of additional capital.

Results of Operations
---------------------

Year Ended  December 31, 2000,  as Compared to Period from  Inception  (June 30,
1999) through December 31, 1999
--------------------------------------------------------------------------------

     Total revenue was $10,385, including $4,950 in revenue realized from the management of properties owned by our former Chief Executive Officer and controlling shareholder, for the year ended December 31, 2000, as compared to total revenue of $1,900, including $1,100 in revenue generated by Mr. Garthwaite's properties, for the period from inception (June 30, 1999) through December 31, 1999. The limited revenue realized during these periods is the result of our management of not more than nineteen residential properties at one time since the date of our organization on June 30, 1999, through December 31, 2000.

     We incurred a net loss of $(44,354) for the year ended December 31, 2001, as compared to a net loss of $(3,820) for the period from inception (June 30, 1999) through December 31, 1999, because of the factors described below. Operating expenses increased from $5,620 for the period from inception (June 30, 1999) through December 31, 1999, to $54,775 for the year ended December 31, 2000. We experienced a sizeable increase in all operating expenses except stock-based compensation for the year ended December 31, 2000, as compared to the period from inception through December 31, 1999. The largest increases were in consulting fees, which increased from $-0- for the period from inception through December 31, 1999, to $30,000 for the year ended December 31, 2000, and professional fees, which increased from $3,594 for the period from inception through December 31, 1999, to $19,587 for the year ended December 31, 2000.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     As of December 31, 2000, we had total current assets in the amount of $27,783, total current liabilities of $2,126 and working capital of $25,657. As a result of our having minimal assets and a deficit accumulated during the development stage of $(48,174) as of December 31, 2000, our total shareholders' equity as of December 31, 2000, was $25,657. There can be no assurance that our financial condition will improve.

     Until the successful completion of our offering of common stock on April 26, 2000, for net proceeds of $70,500, we were funded exclusively by loans from Messrs. J. Peter Garthwaite and Bradley A. Scott, our two former executive officers, directors and principal shareholders. Each individual loaned the Company $5,000 in cash (a total of $10,000) evidenced by unsecured promissory notes dated November 14, 1999, in the principal amounts of $5,000.00 each, bearing interest at the rate of 8% per annum, maturing on November 13, 2000. We paid the principal balance of the promissory notes, together with accrued interest of $635, out of the proceeds of our common stock offering. Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern.

     Net cash used in operating activities was $(40,917) for the year ended December 31, 2000, because of the net loss of $(44,354) incurred offset by the value of office space contributed by our former Chief Executive Officer ($3,000) and the increase in accrued liabilities of $437. For the year ended December 31, 2000, net cash provided by financing activities was $63,593. Cash increased by $22,676, from 5,107 at the beginning of the year to $27,783 at the end of the year, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.


Item 7. Financial Statements.

     The financial statements of Hercules Development, Inc., the notes to financial statements and the independent auditors' report of Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated in this report by this reference. The financial statements filed as part of this report are listed in the Index to Financial Statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in September 1999. There has been no change in our independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Set forth below is the name, age, positions with Hercules Development and business experience of Mr. Shai Stern, our sole director and executive officer.

    Name          Age                             Title
------------      ---          ------------------------------------------------

Shai Stern        26           President, Chief Executive Officer and Director

General

     Directors hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Stern is expected to devote the time and effort to our business and affairs as may be necessary to perform his responsibilities as an executive officer and director. Set forth below under "Business Experience" is a description of Mr. Stern's business experience. Except as otherwise indicated below, all organizations with which he is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Business Experience

     Shai Stern has served as the President,  the Chief Executive  Officer and a
     ----------
director of Hercules Development since February 28, 2001. Mr. Stern serves as the Executive Director of Yazam.com, a private company that funds start-up companies with its capital together with a network of private investors, venture capitalists and strategic partners. Mr. Stern served as the Vice President of American Stock Transfer & Trust Co., New York City, New York, and as a Vice President of AST Stock Plan Inc., a company affiliated with American Stock
Transfer & Trust Co. that provides administrative services for employee stock option plans.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Mr. Shai Stern, our sole executive officer, director and greater than 10% beneficial owner of our common stock, has complied with the Section 16(a) filing requirements applicable to him during our fiscal year ended December 31, 2000.


Item 10. Executive Compensation

     No cash compensation has been awarded to, earned by or paid to either Mr. Peter J. Garthwaite, who served as our President/Chief Executive Officer/Treasurer, director and part-time employee, and Mr. Bradley A. Scott, who served as our Secretary, director and part-time employee, from the date of our inception on June 30, 1999, through February 28, 2001. Mr. Shai Stern succeeded Mr. Garthwaite as the President, the Chief Executive Officer and a director of Hercules Development on February 28, 2001. The size of the board of directors was reduced to one member and no officers other than Mr. Stern were elected on February 28, 2001. For the foreseeable future, Mr. Stern will receive no compensation in any form for his services to Hercules Development in all capacities. See Part II, Item 5. "Market for Common Equity and Related Stockholder Matters," (b) "Recent Sales of Unregistered Securities," and Part III, Item 12. "Certain Relationships and Related Transactions" for information on the 1,190,000 (11,900,000 post stock dividend) shares of common stock (a total of 2,380,000 shares; 23,800,000 shares post stock dividend) that we issued and sold on June 30, 1999, to each of Messrs. Garthwaite and Scott for services they performed in connection with the organization of Hercules Development. Neither Messrs. Garthwaite, Scott nor Stern holds any option to purchase any of our securities.

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and/or consultants; however, no options have been granted as of the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of these plans and benefits will be at the discretion of our board of directors.

Compensation of Directors

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     We have no employment agreement with Mr. Shai Stern, our President, Chief Executive Officer and sole director. In the future, we may enter into an employment agreement with Mr. Stern and/or future executive officers of Hercules Development.

Indemnification

     Our Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in our best interests. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to us, our Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper.

     Our Bylaws provide that we have the power to indemnify any director, officer, employee or agent of Hercules Development or any person serving at the request of Hercules Development as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the fullest extent permitted by the laws of the State of Colorado.

     Under Colorado, we may indemnify our officers and directors for various expenses and damages resulting from their acting in those capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers, directors or persons controlling us pursuant to those provisions, our counsel has informed us that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of March 30, 2001, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Mr. Shai Stern, the only shareholder named in the table, has sole voting and investment power with respect to the shares he beneficially owns.

                                               Shares              Percentage
     Name and Address of                    Beneficially               of
       Beneficial Owner                       Owned (1)              Class (1)
--------------------------------           ----------------      ---------------

Shai Stern (2)                                23,800,000             76.04%
43 Maple Avenue
Cedarhurst, New York  11516

All Directors and Executive                   23,800,000             76.04%
Officers as a Group (One Person)

-------------------
     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 31,300,000 shares of our common stock issued and outstanding as of March 30, 2001.

     (2) Sole executive officer and member of our board of directors.


Item 12. Certain Relationships and Related Transactions.

     On June 30, 1999, we issued and sold 1,190,000 shares (11,900,000 shares post stock dividend) of common stock (a total of 2,380,000 shares (23,800,000 shares post stock dividend) of common stock) to each of Messrs. J. Peter Garthwaite and Bradley A. Scott in consideration for services performed by each individual in connection with our organization valued at $119 in each case (a total of $238 at the rate of $.0001 per share). The $238 sum is included in the accompanying financial statements of Posteralley.com as stock-based compensation expense. Messrs. Garthwaite and Scott served as the President/Chief Executive Officer/Treasurer and Secretary, respectively, and directors of Hercules Development from the date of the company's inception on June 30, 1999, until their voluntary resignations on February 28, 2001. Messrs. Garthwaite and Scott sold their 2,380,000 (23,800,000 post stock dividend) total shares of common stock, representing approximately 76% of our 3,130,000 (31,300,000 post stock dividend) outstanding shares of common stock, to Mr. Shai Stern, our President, Chief Executive Officer and sole director, on February 28, 2001.

     On July 13, 1999, each of Messrs. Garthwaite and Scott loaned us the sum of $5,000 (a total of $10,000); which loans were evidenced by unsecured promissory notes dated November 14, 1999, in the principal amount of $5,133.33 each, bearing interest at the rate of 8% per annum, due November 13, 2000. We paid the principal balance of the promissory notes and accrued interest of $635 out of the proceeds of our offering of common stock completed April 26, 2000.

     Three of the ten residential properties presently under our management are owned by Mr. Garthwaite, a former executive officer, director and controlling shareholder of Posteralley, and his spouse. Of the nineteen residential properties that we managed during our last fiscal year ended December 31, 2000, the Property Management Agreements on seventeen of which properties expired during the period from September 1, 2000, through February 28, 2001, nine properties were owned by Mr. Garthwaite and his spouse (seven properties) or an individual unaffiliated with us (two properties). Of these nine properties owned by our former Chief Executive Officer and controlling shareholder, only the Property Management Agreement on one Boulder, Colorado, property remains in force. Despite the fact that the Property Management Agreements relating to these properties were not negotiated at arm's-length, the basic form of the agreements is identical to that of the Property Management Agreements relating to the properties that we manage for unaffiliated persons. Further, we receive the identical management fee, i.e., $50.00 per month, for the management services performed for the properties owned by Mr. Garthwaite as we receive from unaffiliated owners of properties under our management. Through December 31, 2000, we had received a total of $6,050 in management fees from the management of Mr. Garthwaite's properties. See Part I, Item. 1(b) "Business of Issuer," for a more detailed description of the properties that we currently manage, including three properties for Mr. Garthwaite.

     Goodacre & Company, LLC, a company with which Mr. Garthwaite is a broker-associate, provided office space, located at 2121 30th Street, Boulder, Colorado 80301-1118, to us rent-free from the date of our organization on June 30, 1999, through February 28, 2001. The $250.00 per month value of the office space is included in our Financial Statements that commence on page F-1 hereof as rent expense with a corresponding credit to additional paid-in capital. See
Part  I,  Item  3.  "Property,"  for  a  more  detailed   description  of  these
arrangements.

     In April 2000, we repaid a total of $321 in administrative expenses paid by Mr. Garthwaite on our behalf.


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

Item
Number                              Description
------  ------------------------------------------------------------------------
3.1 Articles of Incorporation of Hercules Development Group, Inc., filed June 30, 1999. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

3.2 Bylaws of Hercules Development Group, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

4.0*    Form of stock certificate.

10.1* Fund Escrow Agreement dated December 2, 1999, between Hercules Development, Inc., and FirstBank of Boulder, N.A.

10.3 Promissory Note dated November 14, 1999, from Hercules Development Group, Inc., as the maker, to Peter J. Garthwaite, as the holder, in the principal amount of $5,000 due November 13, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.4 Promissory Note dated November 14, 1999, from Hercules Development Group, Inc., as the maker, to Bradley A. Scott, as the holder, in the principal amount of $5,000 due November 13, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10-SB,
        File No. 000-30997, filed July 12, 2000.)

10.5    Property Management Agreement dated September 2, 1999, relating to
        1606 Cottonwood, Unit #8, Louisville, Colorado 80027, between Mr.
        Peter Garthwaite and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10-SB,
        File No. 000-30997, filed July 12, 2000.)

10.6 Property Management Agreement dated September 2, 1999, relating to 1608 Cottonwood, Unit #10, Louisville, Colorado 80027, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.7 Property Management Agreement dated September 2, 1999, relating to 1611 Garfield Drive, Unit #11, Louisville, Colorado 80027, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.8 Property Management Agreement dated September 2, 1999, relating to 2707 Valmont, Unit #116A, Boulder, Colorado 80304, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10-SB, File No. 000-30997, filed
        July 12, 2000.)

10.9 Property Management Agreement dated August 31, 1999, relating to 544 Cook Street, Denver, Colorado 80207, between Paragon Development XX, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.10 Property Management Agreement dated December 1, 1999, relating to 1611 Garfield Drive, Unit #23, Louisville, Colorado 80027, between Mr. Peter Garthwaite and Ms. Marcia Cotlar, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form
        10-SB, File No. 000-30997, filed July 12, 2000.)

10.11 Property Management Agreement dated December 1, 1999, relating to 614 Grant Street, Louisville, Colorado 80027, between Mr. Peter Garthwaite and Ms. Marcia Cotlar, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit
        10.9 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.12 Property Management Agreement dated December 3, 1999, relating to 5 South Jackson Street, Denver, Colorado 80209, between Paragon Development XVIII, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.13 Property Management Agreement dated December 3, 1999, relating to 11 South Jackson Street, Denver, Colorado 80209, between Paragon Development XIX, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.14 Property Management Agreement dated December 2, 1999, relating to 1625 Larimer Street, Unit #3108, Denver, Colorado 80209, between Mr. Jeffrey Lee, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on File No. 000-30997, filed July 12, 2000.)

10.15 Property Management Agreement dated February 1, 2000, relating to 2 South Madison Street, Denver, Colorado 80209, between Paragon Development XXI, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.16 Property Management Agreement dated February 1, 2000, relating to 14 South Madison Street, Denver, Colorado 80209, between Paragon Development XXII, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10-SB, File No. 000-30997, filed July 12, 2000.)

10.17 Property Management Agreement dated March 1, 2000, relating to 2707 Valmont, Unit #308A, Boulder, Colorado 80304, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form 10-SB, File No. 000-30997, filed
        July 12, 2000.)

10.18   Property Management Agreement dated May 1, 2000, relating to 15
        South Monroe Street, Denver, Colorado 80209, between Paragon Development XXXI, LLC, as the owner, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form 10-SB, File No. 333-53002, filed
        December 29, 2000.)

10.19 Property Management Agreement dated May 1, 2000, relating to 2640 Juniper, #1, Boulder, Colorado 80304, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent. (Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form 10-SB, File No. 000-30997, filed
        July 12, 2000.)

10.20* Property Management Agreement dated September 1, 1999, relating to 1953 Centennial Drive, Louisville, Colorado 80027, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent.

10.21* Property Management Agreement dated September 1, 1999, relating to 251 South Jackson Street, Denver, Colorado 80209, between Paragon Development XI, LLC, and Mr. Scott Thornock, as the owners, and Hercules Development Group, Inc., as the agent.

10.22* Property Management Agreement dated September 1, 1999, relating to 167 South Jackson Street, Denver, Colorado 80209, between Paragon Development XVI, LLC, and Mr. Scott Thornock, as the owners, and Hercules Development Group, Inc., as the agent.

10.23* Property Management Agreement dated September 1, 1999, relating to 35 South Monroe Street, Denver, Colorado 80209, between Paragon Development XVII, LLC, and Mr. Scott Thornock, as the owners, and Hercules Development Group, Inc., as the agent.

10.24* Property Management Agreement dated July 1, 2000, relating to 27 South Harrison Street, Denver, Colorado 80207, between Paragon Development XXV, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.25* Property Management Agreement dated July 1, 2000, relating to 35 South Harrison Street, Denver, Colorado 80207, between Paragon Development XXVI, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.26* Property Management Agreement dated July 1, 2000, relating to 15 South Monroe Street, Denver, Colorado 80209, between Paragon Development XXXI, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.27* Property Management Agreement dated July 1, 2000, relating to 8050 Niwot Road, #55, Niwot, Colorado 80501, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent.

10.28* Property Management Agreement dated November 1, 2000, relating to 25 South Harrison Street, Suite #A, Denver, Colorado 80209, between Paragon Development XXVIII, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.29*  Property Management Agreement dated November 1, 2000, relating to
        556 St. Paul Street, Denver, Colorado 80207, between Paragon Development XXXIII, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.30* Property Management Agreement dated November 1, 2000, relating to 560 St. Paul Street, Denver, Colorado 80207, between Paragon Development XXXIV, LLC, as the owner, and Hercules Development Group, Inc., as the agent.

10.31* Property Management Agreement dated November 1, 2000, relating to 830 29th Street, Boulder, Colorado 80301, between Mr. Peter and Ms. Heidi Garthwaite, as the owners, and Hercules Development Group, Inc., as the agent.

------------------
*Filed herewith.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000, covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HERCULES DEVELOPMENT, INC.



Date:  April 25, 2001       By: /s/ Shai Stern
                                ----------------------------------------
                                Shai Stern, President, Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.



Date:  April 25, 2001       By: /s/ Shai Stern
                                ----------------------------------------
                                Shai Stern, President, Chief Executive Officer and Director

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                           Page
                                                                           -----

Independent auditors' report .............................................   F-2

Balance sheet, December 31, 2000 .........................................   F-3

Statements of operations, for the year ended December 31, 2000, from
     June 30, 1999 (inception) through December 31, 1999, and from
     June 30, 1999 (inception) through December 31, 2000 .................   F-4

Statement of shareholders' equity (deficit), June 30, 1999 (inception)
     through December 31, 2000 ...........................................   F-5

Statements of cash flows, for the year ended December 31, 2000, from
     June 30, 1999 (inception) through December 31, 1999, and from
     June 30, 1999 (inception) through December 31, 2000 .................   F-6

Summary of significant accounting policies ...............................   F-7

Notes to financial statements ............................................   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Hercules Development Group, Inc.


We have audited the balance sheet of Hercules Development Group, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows, for the year ended December 31, 2000, the period from June 30, 1999 (inception) through December 31, 1999 and the period from June 30, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hercules Development Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, the period from June 30, 1999
(inception) through December 31, 1999 and the period from June 30, 1999 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Cordovano and Harvey, P.C.
---------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 16, 2001

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 2000

ASSETS

Current assets:
     Cash ...........................................................  $ 27,783
                                                                       --------
                                                 Total current assets  $ 27,783
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities .......................  $  2,126
                                                                       --------
                                            Total current liabilities     2,126
                                                                       --------

Shareholders' equity (deficit) (Note D):
     Preferred stock, $.001 par value, 3,000,000 shares authorized;
        -0- and -0- shares issued and outstanding, respectively .....         -
     Common stock, $.0001 par value; 30,000,000 shares
        authorized; 3,130,000 shares issued and outstanding .........       313
     Additional paid-in capital (Note B) ............................    73,518
     Deficit accumulated during development stage ...................   (48,174)
                                                                       --------
                                 Total shareholders' equity (deficit)    25,657
                                                                       --------
                                                                       $ 27,783
                                                                       ========

               See accompanying summary of significant accounting
                 policies and notes to the financial statements.


                 HERCULES DEVELOPMENT GROUP, INC.
                   (A Development Stage Company)

                     Statements of Operations

                                                                                           June 30,            June 30,
                                                                                             1999                1999
                                                                        For the          (Inception)         (Inception)
                                                                      Year Ended           Through             Through
                                                                     December 31,        December 31,        December 31,
                                                                         2000                1999                2000
                                                                     ------------        ------------        ------------

Revenue:
     Property management fees, related party (Note B) .............  $     4,950         $     1,100         $     6,050
     Property management fees, other ..............................        5,435                 800               6,235
                                                                     ------------        ------------        ------------
                                                      Total revenue       10,385               1,900              12,285
                                                                     ------------        ------------        ------------

Operating expenses:
     Professional fees ............................................       19,587               3,594              23,181
     Rent (Note B) ................................................        3,000               1,500               4,500
     Stock-based compensation (Notes B and E):
         Organization services ....................................            -                 238                 238
         Legal ....................................................            -                 120                 120
     Consulting fees ..............................................       30,000                   -              30,000
     Other ........................................................        2,188                 168               2,356
                                                                     ------------        ------------        ------------
                                           Total operating expenses      (54,774)             (5,620)            (60,395)
                                                                     ------------        ------------        ------------
                                                     Operating loss      (44,390)             (3,720)            (48,110)

Other income (expense):
     Interest income ..............................................          571                   -                 571
     Interest expense, related parties (Notes B and C) ............         (535)               (100)               (635)
                                                                     ------------        ------------        ------------
                                           Loss before income taxes      (44,354)             (3,820)            (48,174)

Provision for income taxes (Note D) ...............................            -                   -                   -
                                                                     ------------        ------------        ------------

                                                           Net loss  $   (44,354)        $    (3,820)        $   (48,174)
                                                                     ============        ============        ============

Basic and diluted loss per common share ...........................  $     (0.02)        $        *
                                                                     ============        ============
Basic and diluted weighted average common
     shares outstanding ...........................................    2,926,250           2,495,000
                                                                     ============        ============

        * Less than $.01 per share

               See accompanying summary of significant accounting
                 policies and notes to the financial statements.


                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                   Statement of Shareholders' Equity (Deficit)

               June 30, 1999 (Inception) through December 31, 2000

                                                                                                                Deficit
                                                                                                                Accumulated
                                              Preferred Stock       Common Stock         Additional   Deferred  During
                                             -----------------  ----------------------   Paid-in      Offering  Development
                                             Shares  Par Value    Shares     Par Value   Capital      Costs     Stage         Total
                                             ------  ---------  -----------  ---------   -----------  --------  ----------- --------

Balance, June 30, 1999 (inception) ..........    -   $    -            -          -      $     -      $   -           -     $   -
June 30, 1999, shares issued to officers in
   in exchange for services related to the
   organization of the Company
   ($.0001/share) (Notes B and D) ...........    -        -      2,380,000        238          -          -           -         238
July 7, 1999, shares issued in exchange for
   legal services ($.001/share) (Note D) ....    -        -        120,000         12          108        -           -         120
July 13, 1999, offering costs incurred ......    -        -            -          -            -       (4,500)        -      (4,500)
Office space contributed by Company's
   president (Note B) .......................    -        -            -          -          1,500        -           -       1,500
Net loss for the period from June 30, 1999
   (inception) through December 31, 1999 ....    -        -            -          -            -          -        (3,820)   (3,820)
                                             ------  ---------  -----------  ---------   -----------  --------  ----------- --------
                 Balance, December 31, 1999      -        -      2,500,000        250        1,608     (4,500)     (3,820)   (6,462)

February 14, 2000, cancellation of shares
   previously issued in exchange for legal
   services ($.001/share) (Note D) ..........    -        -       (120,000)       (12)        (108)       -          -         (120)
April 24, 2000, common stock sold pursuant
   to a private placement, less offering
   costs of $5,907 ($.10/share) (Note D) ....    -        -        750,000         75       69,018      4,500        -       73,593
Office space contributed by Company's
   president (Note B) .......................    -        -            -          -          3,000        -          -        3,000
Net loss for the year ended
   December 31, 2000 ........................    -        -            -          -            -          -       (44,354)  (44,354)
                                             ------  ---------  -----------  ---------   -----------  --------  ----------- --------
                 Balance, December 31, 2000  $   -        -      3,130,000   $    313    $  73,518    $   -     $ (48,174)  $25,657
                                             ======  =========  ===========  =========   ===========  ========  =========== ========



               See accompanying summary of significant accounting
                 policies and notes to the financial statements.


                 HERCULES DEVELOPMENT GROUP, INC.
                  (A Development Stage Company)

                     Statements of Cash Flows

                                                                                           June 30,            June 30,
                                                                                             1999                1999
                                                                        For the          (Inception)         (Inception)
                                                                      Year Ended           Through             Through
                                                                     December 31,        December 31,        December 31,
                                                                         2000                1999                2000
                                                                     ------------        ------------        ------------
Cash flows from operating activities:
     Net loss ................................................       $   (44,354)        $   (3,820)         $ (48,174)
     Transactions not requiring cash:
        Common stock issued to officers in exchange
           for services (Notes B and D) ......................                 -                238                238
        Common stock issued to attorney in exchange
           for legal services, subsequently cancelled (Note D)              (120)               120                  -
        Office space contributed by the Company's
           president (Note B) ................................             3,000              1,500              4,500
        Changes in operating liabilities:
           Increase in accrued liabilities ...................               557              1,569              2,126
                                                                     ------------        ------------        ------------
                         Net cash used in operating activities           (40,917)              (393)           (41,310)
                                                                     ------------        ------------        ------------

Cash flows from financing activities:
     Proceeds from notes payable (Note B) ....................                 -             10,000             10,000
     Repayment of notes payable (Note B) .....................           (10,000)                 -            (10,000)
     Proceeds from sale of stock (Note D) ....................            75,000                  -             75,000
     Payments for offering costs .............................            (1,407)            (4,500)            (5,907)
                                                                     ------------        ------------        ------------
                     Net cash provided by financing activities            63,593              5,500             69,093
                                                                     ------------        ------------        ------------

Net change in cash ...........................................            22,676              5,107             27,783
Cash and cash equivalents, beginning of period ...............             5,107                  -                  -
                                                                     ------------        ------------        ------------
                                           Cash, end of period       $    27,783         $    5,107          $  27,783
                                                                     ============        ============        ============

Supplemental disclosure of cash flow information: Cash paid
  during the period
     for:
        Interest .............................................       $       635         $        -          $     635
                                                                     ============        ============        ============
        Income taxes .........................................       $         -         $        -          $       -
                                                                     ============        ============        ============
     Non-cash financing transactions:
        Cancellation of shares previously issued for
           legal services ....................................       $       120         $        -          $     120
                                                                     ============        ============        ============

               See accompanying summary of significant accounting
                 policies and notes to the financial statements.

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies


Development stage company

Hercules Development Group, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2000.

Revenue and cost recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company recognizes revenue once all of the following are met:

        a)  Persuasive evidence of an arrangement exists;
        b)  Service has been provided;
        c)  The customer's purchase price is fixed; and
        d)  Collectibility is reasonably assured.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Deferred offering costs

The Company incurred legal, accounting, and printing fees related to the preparation of an offering memorandum during the periods presented (see Note F for details of the offering). Costs associated with the proposed offering were deducted from the gross proceeds at the offering's conclusion.

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Stock-based compensation

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The Company has elected to continue to determine the value of employee stock-based compensation arrangements under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

Earnings/(loss) per share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash and current liabilities approximate fair value due to the short-term maturity of the instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the carrying value of its notes payable approximate fair value.

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

NOTE A: BACKGROUND

The Company was incorporated under the laws of Colorado on June 30, 1999. The Company is engaged in the property management business. The principal activities since inception have included organizational matters, the issuance of notes payable to two officers (see Note B), and the procurement of property management agreements.

During period from June 30, 1999 (inception) through December 31, 2000, the Company entered into a total of 27 property management agreements with two property owners. Eleven of the agreements were for properties owned by the Company's former president. At December 31, 2000, the Company was operating 19 property management agreements of which ten were for properties owned by the Company's former president. Each agreement contains a one-year contract term. Under the agreements, the Company can earn procurement fees of fifty percent of the first month's rent for each new tenant, and management fees of five percent of the monthly rent each month thereafter. Authorized rent charges under the agreements range from $400 to $1,100 per month. The Company has only earned management fees under the agreements for the periods presented.

Effective February 28, 2001, the Company underwent a change in control.


NOTE B: RELATED PARTY TRANSACTIONS

The former president provided office space to the Company at no charge for all periods presented. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2000, the Company had entered into eleven property management agreements for properties owned by the Company's former president (see Note A). The Company earned $4,950, $1,100, and $6,050 in management fees through those eleven agreements for the year ended December 31, 2000, the period from June 30, 1999 (inception) through December 31, 1999, and the period from June 30, 1999 (inception) through December 31, 2000, respectively.

During the year ended December 31, 2000, an officer paid administrative expenses on behalf of the Company totaling $321. The Company repaid the officer prior to December 31, 2000.

On June 30, 1999, the Board of Directors approved the issuance of 1,190,000 shares of the Company's $.0001 par value restricted common stock to two officers in exchange for services related to the organization of the Company. The Board of Directors valued the transaction at nominal value, which totaled $238. On the transaction date, the Company's stock had no reliable fair value. The $238 is included in the accompanying financial statements as stock-based compensation expense. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

On July 13, 1999, two officers each loaned the Company $5,000 in exchange for promissory notes. The notes carried an interest rate of eight percent. On April 25, 2000, the Company repaid the notes and related accrued interest totaling $635. Interest expense totaled $535, $100, and $635 for the year ended December 31, 2000, from June 30, 1999 (inception) through December 31, 1999, and from June 30, 1999 (inception) through December 31, 2000.

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

NOTE C: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                December 31,
                                                           ---------------------
                                                             2000        1999
                                                           -------      --------
U.S. federal statutory graduated rate..................     15.00%       15.00%
State income tax rate, net of federal benefit..........      4.04%        4.04%
Net operating loss for which no tax benefit
   is currently available..............................    -19.04%      -19.04%
                                                           -------      --------
                                                             0.00%        0.00%
                                                           =======      ========

At December 31, 2000, deferred taxes consisted of a net tax asset of $9,171, due to operating loss carryforwards of $48,174, which was fully allowed for in the valuation allowance of $9,171. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2000 and from June 30, 1999 (inception) through December 31, 1999 were $8,444 and $727, respectively. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.


NOTE D: SHAREHOLDERS' EQUITY (DEFICIT)

In April 2000, the Company conducted a private placement offering whereby it sold 750,000 shares of its $.0001 par value common stock for $.10 per share pursuant to an exemption from registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. The Company received net proceeds of $69,093 after deducting offering costs totaling $5,907.

On June 30, 1999, the Board of Directors approved the issuance of 1,190,000 shares of the Company's $.0001 par value restricted common stock to two officers in exchange for services related to the organization of the Company (see Note
B).

On July 7, 1999, the Company issued 120,000 shares of its restricted common stock in exchange for legal services. The transaction was recorded at nominal value, which totaled $120. On the transaction date, the Company's stock had no reliable fair value. The $120 is included in the accompanying financial statements as stock-based compensation expense. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

During February 2000, the Company's management and the attorney agreed to cancel the 120,000 common shares in exchange for a cash payment.

Preferred stock

The Company may divide and issue the shares of preferred stock in series. Shares of preferred stock of each series, when issued, shall be designated to distinguish them from the shares of all other series. The Board of Directors has vested with the authority to divide the class of shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the Articles of Incorporation and the Colorado Corporation Code. There were no shares of preferred stock issued and outstanding at December 31, 2000.


NOTE E: SUBSEQUENT EVENTS

On March 7, 2001, the Company amended its Articles of Incorporation to increase the authorized shares of $.0001 par value common stock from 30,000,000 to 50,000,000 shares. As a result of the amendment, the number shares of stock the Company has authority to issue increased from 33,000,000 shares to 53,000,000 shares of capital stock, including 50,000,000 shares of common stock and 3,000,000 shares of $.001 par value preferred stock.

On March 14, 2001, the Company declared a stock split effected in the form of a dividend for shareholders of record as of 8:00 a.m., Eastern Standard Time, on March 14, 2001. Ten shares of common stock were issued for each one share issued and outstanding. The payment date and time for the stock split were March 15, 2001 at 8:00 a.m., Eastern Standard Time. As a result of the stock split, each shareholder of the Company received nine additional shares on common stock for each share of common stock owned as of the record date and time. Following the stock split, the Company had 31,300,000 shares of $.0001 par value common stock issued and outstanding. The stock split effected in the form of a dividend was not a mandatory exchange. No certificates for fractional shares of common stock were issued. In lieu thereof, certificates for said shares of common stock were rounded up to the next whole share.

Following is a pro forma schedule of loss per share as if the stock split had occurred at the beginning of the periods presented.


Pro forma schedule of loss per share                                             June 30, 1999
                                                               For the            (Inception)
                                                              Year Ended            Through
                                                             December 31,         December 31,
                                                                 2000                 1999
                                                           --------------        ------------
Basic and diluted loss per common share, as reported...    $      (0.02)         $       *
                                                           ==============        ============
Pro forma basic and diluted loss per common share......    $         *           $       *
                                                           ==============        ============
Basic and diluted weighted averge common shares
   outstanding, as reported............................       2,926,250            2,495,000
                                                           ==============        ============
Pro forma basic and diluted weighted averge common
   shares outstanding..................................      29,262,500           24,950,000
                                                           ==============        ============

*  Less than $.01 per share

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

NOTE F: CONCENTRATIONS

During the year ended December 31, 2000, the Company paid an unrelated third party $30,000 for consulting fees. The consulting consisted of public relations, shareholder relations, and market development. The $30,000 is included in the accompanying financial statements as consulting fees and makes up 54.8 percent of the Company's operating expenses for the year ended December 31, 2000.