Form 10QSB
period 2001-03-31
HERCULES DEVELOPMENT GROUP INC
filed 2001-05-15
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended: March 31, 2001
                                          --------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission File Number 000-30997
                                               ---------

                        Hercules Development Group, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                         84-1508866
--------------------------------               ---------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

Common stock,  $.0001 par value                     31,300,000
-------------------------------     --------------------------------------------
           Class                    Number of shares outstanding at May 11, 2001

Transitional Small Business Disclosure Format (Check one): Yes  [ ]    No  [X]

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2001 (Unaudited)...................   3

     Condensed statements of operations, three months ended March 31, 2001 and 2000 (Unaudited), and June 30,
        1999 (inception) through March 31, 2001 (Unaudited)................   4

     Condensed statements of cash flows, three months ended March 31, 2001 and 2000 (Unaudited), and June 30,
        1999 (inception) through March 31, 2001 (Unaudited)................   5

     Notes to condensed financial statements (Unaudited)...................   6

     Item 2.  Plan of Operation............................................   8

PART II - OTHER INFORMATION................................................   9

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures............................................................  10

Part I. Item 1. Financial information
------          ---------------------


                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2001

                                     ASSETS
Cash .....................................................   $   1,092
Accounts receivable ......................................       1,050
                                                             ---------

                                                             $   2,142
                                                             =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
       Accounts payable and accrued liabilities ..........   $  14,803
       Advances payable (Note D) .........................      36,000
                                                             ---------
                                         Total liabilities      50,803
                                                             ---------

Shareholders' deficit:
       Preferred stock ...................................           -
       Common stock ......................................         313
       Additional paid-in capital ........................      74,268
       Deficit accumulated during development stage ......    (123,242)
                                                             ---------
                               Total shareholders' deficit     (48,661)
                                                             ---------

                                                             $   2,142
                                                             =========

            See accompanying notes to condensed financial statements

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                    June 30,
                                                                                                                      1999
                                                                                     Three Months Ended           (Inception)
                                                                                         March 31,                  through
                                                                                ----------------------------       March 31,
                                                                                    2001            2000              2001
                                                                                ------------    ------------      -----------
Revenue:


       Property management fees,
                   related party (Note B) ............................          $      1,275    $      1,150      $     7,325
       Property management fees,
                   other .............................................                   800           1,000            7,035
                                                                                ------------    ------------      -----------
                                                         Total revenue                 2,075           2,150           14,360
                                                                                ------------    ------------      -----------

Operating expenses:
       Professional fees .............................................                41,082           1,750           64,263
       Rent, related party (Note B) ..................................                   750             750            5,250
       Compensation ..................................................                23,499               -           23,499
       Consulting ....................................................                10,000               -           40,000
       Other .........................................................                 2,066             325            4,780
                                                                                ------------    ------------      -----------
                                              Total operating expenses                77,397           2,825          137,792
                                                                                ------------    ------------      -----------
                                                        Operating loss               (75,322)           (675)        (123,432)

Non-operating income (expense):
       Interest income ...............................................                   254               -              825
       Interest expense ..............................................                     -            (200)            (635)
                                                                                ------------    ------------      -----------
                                              Loss before income taxes               (75,068)           (875)        (123,242)

Income taxes (Note C) ....................................                                 -               -                -
                                                                                ------------    ------------      -----------

                                                              Net loss          $    (75,068)   $       (875)     $  (123,242)
                                                                                ============    ============      ===========

Basic and diluted loss
              per common share .......................................          $          *    $          -
                                                                                ============    ============
Basic and diluted weighted average
              common shares outstanding ..............................            31,300,000      29,425,000
                                                                                ============    ============

*  Less than $.01 per common share

            See accompanying notes to condensed financial statements


                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                               June 30,
                                                                                                 1999
                                                                      Three Months Ended     (Inception)
                                                                           March 31,           through
                                                                     ----------------------   March 31,
                                                                       2001          2000       2001
                                                                     ---------    ---------   ---------
                            Net cash (used in) provided by
                                      operating activities           $ (62,691)   $     177   $(104,001)
                                                                     ---------    ---------   ---------

Cash flows from financing activities:
       Proceeds from sale of common stock .................                  -            -      75,000
       Proceeds from advances payable .....................             36,000            -      36,000
       Proceeds from notes payable ........................                  -            -      10,000
       Repayment of notes payable .........................                  -            -     (10,000)
       Payments for offering costs ........................                  -            -      (5,907)
                                                                     ---------    ---------   ---------
                  Net cash provided by financing activities             36,000            -     105,093
                                                                     ---------    ---------   ---------

Net change in cash ........................................            (26,691)         177       1,092
Cash, beginning of period .................................             27,783        5,107           -
                                                                     ---------    ---------   ---------

                                       Cash, end of period           $   1,092    $   5,284   $   1,092
                                                                     =========    =========   =========

Supplemental disclosure of cash flow information:
       Cash paid for interest .............................          $       -    $       -   $     635
                                                                     =========    =========   =========
       Cash paid for income taxes .........................          $       -    $       -   $       -
                                                                     =========    =========   =========

       Non-cash financing transaction:
           Cancellation of shares previously issued
              for legal services ..................                  $       -    $     120   $     120
                                                                     =========    =========   =========

            See accompanying notes to condensed financial statements

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2000, and should be read in conjunction with the notes thereto.

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

Note B: Related party transactions
        --------------------------
The Company's president provided office space to the Company at no charge for the three months ended March 31, 2001. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

The Company had previously entered into ten property management agreements for properties owned by the Company's president, which were operating during the first quarter of 2001. The Company earned $800 in management fees through those ten agreements for the three months ended March 31, 2001. On February 28, 2001, the president resigned his position with the Company. As of March 31, 2001, the Company had only three active property management agreements with the former president.

Note C: Income taxes
        ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D: Advances payable
        ----------------
During the three months ended March 31, 2001, the Company received working capital advances from an unrelated third party totaling $36,000. The advances were repaid in April of 2001.

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note E: Shareholders' equity
        --------------------
On March 7, 2001, the Company amended its Articles of Incorporation to increase the authorized shares of $.0001 par value common stock from 30,000,000 to 50,000,000 shares. As a result of the amendment, the number shares of stock the Company has authority to issue increased from 33,000,000 shares to 53,000,000 shares of capital stock, including 50,000,000 shares of common stock and 3,000,000 shares of $.001 par value preferred stock.

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

Note F: Subsequent events
        -----------------
During April of 2001, the Company issued promissory notes of $100,000 and $50,000 to unrelated third parties. The notes carry a 10 percent interest rate and mature on the earlier of September 1, 2001, or the date that the Company completes an acquisition of a private company. The promissory notes may be exchanged for the Company's common stock at the rate of $1.75 per share at the option of the lender. In addition to the promissory notes, the Company granted the lenders warrants to purchase common stock at the rate of $1.75 per share. Following is a schedule of the convertible promissory notes and warrants:

                  Promissory Notes
-----------------------------------------------------------
                                             Number of
                                 Interest    Shares if      Warrants
      Date        Amount           Rate      Converted       Issued
    -------    -------------     --------    ---------     ----------

    4/9/01     $ 100,000.00      10.00%         57,143         50,000

    4/9/01        50,000.00      10.00%         28,572         25,000
               -------------                 ----------    -----------
               $ 150,000.00                     85,715         75,000
               =============                 ==========    ===========


The 85,715 common shares convertible through the promissory notes and the 75,000 common shares exercisable via the warrants would not be included in the calculation of net loss per share-diluted because they are antidilutive.

Part I. Item 2. Plan of operation
------          -----------------


                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------
The plan of the Company's management, for the next twelve months, is to expand the Company's market for its residential property management services to areas in Colorado outside the Denver, Boulder and Longmont areas presently being served. Management also intends to explore opportunities for the Company in commercial real estate management throughout Colorado. While management views the ultimate market for the Company's real estate management services as inclusive of the entire United States, marketing efforts are necessarily confined to Colorado because of the Company's limited cash and other resources. The implementation of the Company's plan for expansion is dependent upon the ability to raise additional capital from equity and/or debt financing, and achieving profitable operations. In the event that limited additional capital financing is received, the Company expects opportunities in the residential and commercial real estate management business to be limited. There is no assurance that the Company will raise additional capital from equity and/or debt financing, or achieve profitable operations.

The Company has no plans to incur research and development costs, acquire significant property or equipment, or to change the number of employees.

RESULTS OF OPERATIONS
---------------------
During the three months ended March 31, 2001, the number of the Company's management agreements decreased from nineteen at January 1, 2001, to nine at March 31, 2000. The decrease was largely due to the resignation of the Company's president on February 28, 2001. The Company held approximately fourteen property management agreements during the first quarter of 2000. The Company's revenues decreased to $2,075 for the three months ended March 31, 2001 as compared to $2,150 for the three months ended March 31, 2000.

During the three months ended March 31, 2001, the Company's operating expenses increased to $77,397 as compared to $2,825 for the three months ended March 31, 2000. The increase in operating expenses was related to the severance payment made to the Company's former president and an increase in professional fees for due diligence and filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission.

FINANCIAL CONDITION
-------------------
At March 31, 2001, the Company had a working capital deficit of $48,661 consisting of current assets totaling $2,142 and current liabilities totaling $50,803. The March 31, 2001 working capital deficit increased by $74,318 as compared to the December 31, 2000 working capital balance of $25,657. The increase in the working capital deficit was largely due to the $36,000 of advances received and the severance payment made to the former president during the first quarter of 2001.

During the three months ended March 31, 2001, the Company used cash of $26,691 as compared to cash provided during the first quarter of 2000 of $177. The Company used $62,691 in operating activities due to its net loss for the three months ended March 31, 2001, and provided $36,000 from financing activities through the issuance of promissory notes.

Part II. Other information
-------  -----------------


                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)


Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     (a)  Exhibits      None


     (b)  Reports on Form 8-K:

          On March 15, 2001, the Company filed a Form 8-K to report:

               (1)  A change in control of the Company;
               (2) An amendment to the Company's Articles of Incorporation related to the authorized number of shares of common stock;
               (3)  The declaration of a stock dividend
               (4) The press release detailing the appointment of a new director and the stock dividend.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              HERCULES DEVELOPMENT GROUP, INC.
                                                                (Registrant)


DATE: May 11, 2001                           BY: /s/ Stephen P. Harrington
      ------------                               -------------------------
                                                 Stephen P. Harrington
                                                 Vice President