Form 10QSB
period 2001-06-30
HERCULES DEVELOPMENT GROUP INC
filed 2001-08-23
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended: June 30, 2001
                                          -------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [ X ]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

Common stock,  $.0001 par value                          31,300,000
-------------------------------                 ----------------------------
          Class                                 Number of shares outstanding
                                                    at August 17, 2001


Transitional Small Business Disclosure Format (Check one): Yes  [   ]  No  [ X ]

                     This document is comprised on 11 pages.
1

FORM 10-QSB
2ND QUARTER

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

   Condensed balance sheet, June 30, 2001 (Unaudited) .....................   3

   Condensed statements of operations, three and six months ended
      June 30, 2001 and 2000 (Unaudited), and June 30,
      1999 (inception) through June 30, 2001 (Unaudited) ..................   4

   Condensed statements of cash flows, six months ended June 30,
      2001 and 2000 (Unaudited), and June 30,
      1999 (inception) through June 30, 2001 (Unaudited) ..................   5

   Notes to condensed financial statements (Unaudited) ....................   6

   Item 2. Plan of Operation ..............................................   9

PART II - OTHER INFORMATION ...............................................  10

   Item 1. Legal Proceedings
   Item 2. Changes in Securities
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

   Signatures .............................................................  11

Part I.  Item 1.  Financial information

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001

                                     ASSETS

Cash .......................................................   $     689
Notes receivable from shareholders (Note B) ................      69,000
Interest receivable from shareholders (Note B) .............         555
                                                               ---------

                                                               $  70,244
                                                               =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


Liabilities:
     Accounts payable and accrued liabilities ..............   $   1,000
     Notes payable (Note D) ................................     150,000
     Accrued interest on notes payable (Note D) ............       3,370
                                                               ---------
                                           Total liabilities     154,370
                                                               ---------

Shareholders' deficit:
     Preferred stock .......................................           -
     Common stock ..........................................         313
     Additional paid-in capital ............................      75,018
     Deficit accumulated during development stage ..........    (159,457)
                                                               ---------
                                 Total shareholders' deficit     (84,126)
                                                               ---------

                                                               $  70,244
                                                               =========

            See accompanying notes to condensed financial statements
3

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                          June 30,
                                                                                                             1999
                                                  Three Months Ended            Six Months Ended         (Inception)
                                                       June 30,                     June 30,               through
                                               ------------------------    --------------------------      June 30,
                                                  2001         2000           2001           2000           2001
                                               -----------  -----------    -----------    -----------    -----------
Revenue:
     Property management fees,
        related party (Note B) .............   $       300  $     1,150    $     1,575    $     2,150    $     7,325
     Property management fees,
        other ..............................           625        1,245          1,425          2,395          7,660
                                               -----------  -----------    -----------    -----------    -----------
                               Total revenue           925        2,395          3,000          4,545         14,985
                                               -----------  -----------    -----------    -----------    -----------

Operating expenses:
     Professional fees .....................        12,775        6,860         53,857          8,610         77,038
     Rent, related party (Note B) ..........           750          750          1,500          1,500          6,000
     Compensation ..........................         2,594            -         26,093              -         26,093
     Consulting ............................        10,000            -         20,000              -         50,000
     Travel ................................         6,773            -          6,773              -          6,773
     Other .................................         1,433          278          3,499            603          6,213
                                               -----------  -----------    -----------    -----------    -----------
                    Total operating expenses        34,325        7,888        111,722         10,713        172,117
                                               -----------  -----------    -----------    -----------    -----------
                              Operating loss       (33,400)      (5,493)      (108,722)        (6,168)      (157,132)

Non-operating income (expense):
     Interest income, shareholder
        notes (Note B) .....................             -            -            555              -            555
     Interest income, other ................             -            -            254              -            825
     Interest expense (Note D) .............        (3,370)        (335)        (3,370)          (535)        (4,005)
                                               -----------  -----------    -----------    -----------    -----------
                    Loss before income taxes       (36,770)      (5,828)      (111,283)        (6,703)      (159,757)

Income taxes (Note C) ......................             -            -              -              -              -
                                               -----------  -----------    -----------    -----------    -----------

                                    Net loss   $   (36,770) $    (5,828)   $  (111,283)   $    (6,703)   $  (159,757)
                                               ===========  ===========    ===========    ===========    ===========

Basic and diluted loss
     per common share ......................   $        *   $         -    $         *    $         -
                                               ===========  ===========    ===========    ===========
Basic and diluted weighted average
     common shares outstanding** ...........    31,300,000   29,425,000     31,300,000     26,912,500
                                               ===========  ===========    ===========    ===========

  * Less than $.01 per common share
  ** Retroactively restated for stock split (Note E)


            See accompanying notes to condensed financial statements
4

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                 June 30,
                                                                                                   1999
                                                                          Six Months Ended      (Inception)
                                                                              June 30,            through
                                                                       ----------------------    June 30,
                                                                         2001         2000         2001
                                                                       ---------    ---------    ---------

                             Net cash (used in) operating activities   $(108,094)   $  (5,581)   $(149,404)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock ............................           -       75,000       75,000
     Proceeds from advances payable to
        shareholders ...............................................      36,000            -       36,000
     Repayment of advances payable to
        shareholders ...............................................     (36,000)           -      (36,000)
     Proceeds from notes payable to
        unrelated third parties ....................................     150,000            -      160,000
     Repayment of notes payable to
        unrelated third parties ....................................           -            -      (10,000)
     Notes issued to shareholders ..................................    (204,000)           -     (204,000)
     Proceeds from shareholder notes ...............................     135,000            -      135,000
     Payments for offering costs ...................................           -       (1,407)      (5,907)
                                                                       ---------    ---------    ---------
                           Net cash provided by financing activities      81,000       73,593      150,093
                                                                       ---------    ---------    ---------

Net change in cash .................................................     (27,094)      68,012          689
Cash, beginning of period ..........................................      27,783        5,107            -
                                                                       ---------    ---------    ---------

                                                 Cash, end of period   $     689    $  73,119    $     689
                                                                       =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest ........................................         $ -          $ -    $     635
                                                                       =========    =========    =========
     Cash paid for income taxes ....................................         $ -          $ -          $ -
                                                                       =========    =========    =========

     Non-cash financing transaction:
        Cancellation of shares previously issued
           for legal services ......................................         $ -    $     120    $     120
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

Note B: Related party transactions
        --------------------------
The Company's officers provided office space to the Company at no charge for the six months ended June 30, 2001. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the first two months of 2001, the Company had entered into ten property management agreements for properties owned by the Company's president. The Company earned $1,575 in management fees through those ten agreements for the six months ended June 30, 2001. On February 28, 2001, the president resigned his position with the Company. As of June 30, 2001, the Company had two active property management agreements, both of which were with the former president.

During the six months ended June 30, 2001, the Company advanced $204,000 to shareholders in exchange for promissory notes. The Company's management believed it could earn a higher rate of return with promissory notes issued to shareholders than through investments with financial institutions. The shareholders repaid $135,000 prior to June 30, 2001. Following is a schedule of note receivables at June 30, 2001:


Note Receivable                                               Amount
---------------                                               ------
May 18, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........   $ 5,000
May 30, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........    15,000
May 31, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........    20,000
June 6, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........    10,000
June 7, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........    15,000
June 12, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand ..........     4,000
                                                              -------
                                                              $69,000
                                                              =======

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Accrued interest receivable on the notes totaled $555 at June 30, 2001.

Note C: Income taxes
        ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D: Notes payable
        -------------
During April of 2001, the Company issued two promissory notes of $100,000 and $50,000 to unrelated third parties. The notes carry a 10 percent interest rate and mature on the earlier of September 1, 2001, or the date that the Company completes an acquisition of a private company. The promissory notes may be exchanged for the Company's common stock at the rate of $1.75 per share at the option of the lender. In addition to the promissory notes, the Company granted the lenders warrants to purchase common stock at the rate of $1.75 per share. As of June 30, 2001, the warrants had not been issued. Following is a schedule of the convertible promissory notes and warrants:

               Promissory Notes
-------------------------------------------------------
                             Interest       Convertible
   Date        Amount          Rate           Shares          Warrants
--------    -----------      --------       -----------       --------
  4/9/01    $100,000.00       10.00%          57,143           50,000
  4/9/01      50,000.00       10.00%          28,572           25,000
            -----------                     -----------       --------
            $150,000.00                       85,715           75,000

The 85,715 common shares convertible through the promissory notes and the 75,000 common shares exercisable via the warrants would not be included in the calculation of net loss per share-diluted because they are antidilutive.

Interest expense for the six months ended June 30, 2001 totaled $3,370.

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

                        HERCULES DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note F: Letter of Intent
        ----------------
On June 15, 2001, the Company entered into a Letter of Intent with The Bauer Partnership, Inc. ("Bauer"). Under the terms of the Letter of Intent, the Company would issue 24,000,000 shares of newly issued common stock to the shareholders of Bauer in exchange for 100 percent of the outstanding of Bauer at the time of the closing. Closing of the acquisition would be conditioned upon the following:

1. Completion of a private placement of common shares in the minimum amount of $5 million at the minimum price of $3 per unit by no later than August 15, 2001.
2. Preparation and execution of a definitive acquisition agreement between the Company and Bauer.
3.   Satisfactory completion of due diligence on Bauer.

Part I. Item 2. Plan of operation
-------         -----------------


                        HERCULES DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------
The Company is a development stage company that, during the six months ended June 30, 2001, had limited operations in the business of managing real estate properties located in the state of Colorado. While the Company is still considering the expansion of its property management business into other markets, the Company's primary focus continues to be centered on exploring opportunities to acquire operating entities that would ultimately, in the opinion of management, enhance shareholder value. In this regard, the Company announced, on June 20, 2001, the execution of a Letter of Intent to acquire the issued and outstanding shares of The Bauer Partnership, Inc. ("Bauer"). Bauer is a Boutique European and Asian Investment Banking and Institutional Brokerage Firm. Since that time the Company has been involved in completing due diligence on Bauer, as well as other potential operating companies. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. The Company's success will be enhanced by the location and consummation of a business combination, and there are no assurances that this will occur.

The Company has no plans to incur research and development costs, acquire significant property or equipment, or to change the number of employees.

RESULTS OF OPERATIONS
---------------------
During the six months ended June 30, 2001, the number of the Company's management agreements decreased from nineteen at January 1, 2001, to one at June 30, 2001. The decrease has been primarily attributed to the sale of the subject properties by the owners and/or cancellation of the contracts. The Company held approximately fifteen property management agreements during the six months ended June 30, 2000. The Company's revenues decreased to $3,000 for the six months ended June 30, 2001 as compared to $4,545 for the six months ended June 30, 2000.

During the six months ended June 30, 2001, the Company's operating expenses increased to $147,722 as compared to $10,713 for the six months ended June 30, 2000. The increase in operating expenses was related to compensation paid to the Company's former president and an increase in professional and consulting fees for the filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission and for due diligence services regarding potential merger candidates.

FINANCIAL CONDITION
-------------------
At June 30, 2001, the Company had a working capital deficit of $84,126 consisting of current assets totaling $70,244 and current liabilities totaling $154,370. The June 30, 2001 working capital deficit increased by $109,783 as compared to the December 31, 2000 working capital balance of $25,657. The increase in the working capital deficit was due to cash used to fund the net loss during the six months ended June 30, 2001.

During the six months ended June 30, 2001, the Company used cash of $27,094 as compared to cash provided during the six months ended June 30, 2000 of $68,012. The Company used $108,094 in operating activities due to its net loss for the six months ended June 30, 2001, and provided $81,000 from financing activities through a combination of the issuances of promissory note payables to unrelated third parties and promissory note receivables to shareholders.

-------         ----------------------------

                        HERCULES DEVELOPMENT GROUP, INC.
                        --------------------------------
                          (A Development Stage Company)

During the first quarter of 2001, the Company received $36,000 of advances from shareholders, which were repaid in April 2001. During the second quarter of 2001, the Company received $150,000 from two unrelated third parties in exchange for promissory notes. The notes remained outstanding at June 30, 2001. Following the receipt of the promissory note payables, the Company issued a total of $204,000 in promissory note receivables to shareholders. At June 30, 2001, $69,000 of the note receivables remained unpaid. The Company's management believed it could earn a higher rate of return with promissory notes issued to shareholders than through investments with financial institutions.


Part II. Other information
-------- -----------------
Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits    None

(b)      Reports on Form 8-K:

              On March 15, 2001, the Company filed a Form 8-K to report:

(1)  A change in control of the Company;
(2) An amendment to the Company's Articles of Incorporation related to the authorized number of shares of common stock;
(3)  The declaration of a stock dividend;
(4) The press release detailing the appointment of a new director and the stock dividend.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HERCULES DEVELOPMENT GROUP, INC.
                                        (Registrant)


DATE: August 20, 2001                   BY:
      ---------------                      ---------------------
                                           Stephen P. Harrington
                                           Vice President
11