Form 10QSB
period 2001-09-30
ASTRALIS PHARMACEUTICALS LTD
filed 2001-11-14
CIK 1099066

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                       Commission File Number: 001-30997

                         ASTRALIS PHARMACEUTICALS, LTD.
             (Exact name of registrant as specified in its charter)

     COLORADO                                           84-1508866
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

            135 Columbia Turnpike, Suite 301, Florham Park, NJ 07932
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (973) 377-8008

                        HERCULES DEVELOPMENT GROUP, INC.
                  (Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of September 30, there were outstanding 31,300,0000 shares of Common Stock, par value $.0001, of the registrant.

                         ASTRALIS PHARMACEUTICALS, LTD.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.  Financial Statements
         Condensed Balance Sheet as of September 30, 2001
              and December 31, 2000............................................4
         Condensed Statement of Operations
              for the nine months ended September 30, 2001 and 2000............5
         Condensed Statement of Cash Flows
              for the nine months ended September 30, 2001 and 2000............6
         Notes to Condensed Financial Statements...............................7
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-k.....................................11

         Signatures...........................................................12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Astralis Pharmaceuticals, Ltd. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             Condensed Balance Sheet

                                                                                             September 30,   December 31,
                                                                                                 2001           2000
                                                                                             -------------   ------------
         ASSETS

Cash .......................................................................................   $       0      $  27,783
Accounts receivable ........................................................................         100             --
Notes receivable from shareholders (Note B) ................................................      68,400             --
Interest receivable from shareholders (Note B) .............................................       2,212             --
                                                                                               ---------      ---------

                                                                                               $  70,712      $  27,783
                                                                                               =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
     Accounts payable and accrued liabilities ..............................................   $  50,606      $   2,126
     Notes payable (Note D) ................................................................     150,000             --
     Accrued interest on notes payable (Note D) ............................................       7,151             --
                                                                                               ---------      ---------
                                                                           Total liabilities   $ 207,757      $   2,126
                                                                                               ---------      ---------

Shareholders' deficit:
     Preferred stock .......................................................................          --             --
     Common stock ..........................................................................         313            313
     Additional paid-in capital ............................................................      75,768         73,518
     Deficit accumulated during development stage ..........................................    (213,126)       (48,174)
                                                                                               ---------      ---------
                                                        Total shareholders' equity (deficit)    (137,045)        25,567
                                                                                               ---------      ---------

                                        Total liabilities and shareholders' equity (deficit)   $  70,712      $  27,783
                                                                                               =========      =========

                        Condensed Statement of Operations


                                                                                                                June 30,
                                                                                                                 1999
                                                  Three Months Ended              Nine Months Ended           (Inception)
                                                     September 30,                   September 30,              through
                                             ----------------------------    ----------------------------      Sept. 30,
                                                 2001            2000            2001            2000            2001
                                             ------------    ------------    ------------    ------------    ------------
Revenue:
      Property management fees,
          related party (Note B) .........   $       --      $      1,350    $      1,575    $      3,500    $      7,325
      Property management fees,
          other ..........................            100           1,493           1,525           3,888           7,760
                                             ------------    ------------    ------------    ------------    ------------
               Total revenue                          100           2,843           3,100           7,388          15,085
                                             ------------    ------------    ------------    ------------    ------------

Operating expenses:
      Professional fees ..................         40,754           3,143          94,611          11,752         117,792
      Rent, related party (Note B) .......            750             750           2,250           2,250           6,750
      Compensation .......................           --              --            23,499            --            23,499
      Consulting .........................         10,981            --            30,981            --            60,981
      Travel .............................           --              --             6,773            --             6,773
      Other ..............................          1,754           1,665           5,253           2,269           7,667
                                             ------------    ------------    ------------    ------------    ------------
               Total operating expenses...         54,239           5,558         163,367          16,271         223,462
                                             ------------    ------------    ------------    ------------    ------------
                    Operating loss                (54,139)         (2,715)       (160,267)         (8,883)       (208,377)

Non-operating income (expense):
      Interest income, shareholder
          notes (Note B) .................          1,657            --             2,212            --             2,212
      Interest income, other .............           --              --               254            --               825
      Interest expense (Note D) ..........         (3,781)           --            (7,151)           (535)         (7,786)
                                             ------------    ------------    ------------    ------------    ------------
               Loss before income taxes           (56,263)         (2,715)       (164,952)         (9,418)       (213,126)

Income taxes (Note C) ....................           --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

               Net loss                      $    (56,263)   $     (2,715)   $   (164,952)   $     (9,418)   $   (213,126)
                                             ============    ============    ============    ============    ============

Basic and diluted loss
      per common share ...................   $      *        $      *        $      *        $      *
                                             ============    ============    ============    ============
Basic and diluted weighted average
      common shares outstanding ** .......     31,300,000      31,300,000      31,300,000      28,375,000
                                             ============    ============    ============    ============



*  Less than $.01 per common share
** Retroactively restated for stock split (Note E)


            See accompanying notes to condensed financial statements

                        Condensed Statement of Cash Flows


                                                                                      June 30,
                                                                                       1999
                                                             Nine Months Ended      (Inception)
                                                               September 30,          through
                                                           ----------------------    Sept. 30,
                                                             2001         2000         2001
                                                           ---------    ---------    ---------
              Net cash (used in) operating activities      $(109,383)   $  (4,865)   $(150,693)
                                                           ---------    ---------    ---------

Cash flows from financing activities:
        Proceeds from sale of common stock .............        --         75,000       75,000
        Proceeds from advances payable to
              shareholders .............................      36,000         --         36,000
        Repayment of advances payable to
              shareholders .............................     (36,000)        --        (36,000)
        Proceeds from notes payable to
              unrelated third parties ..................     150,000         --        160,000
        Repayment of notes payable to
              unrelated third parties ..................        --        (10,000)     (10,000)
        Notes issued to shareholders ...................    (207,000)        --       (207,000)
        Proceeds from shareholder notes ................     138,600         --        138,600
        Payments for offering costs ....................        --         (1,407)      (5,907)
                                                           ---------    ---------    ---------
              Net cash provided by financing activities       81,600       63,593      150,693
                                                           ---------    ---------    ---------

Net change in cash .....................................     (27,783)      58,728         --
Cash, beginning of period ..............................      27,783        5,107         --
                                                           ---------    ---------    ---------

              Cash, end of period                          $    --      $  63,835    $    --
                                                           =========    =========    =========

Supplemental disclosure of cash flow information:
        Cash paid for interest .........................   $    --      $     635    $     635
                                                           =========    =========    =========
        Cash paid for income taxes .....................   $    --      $    --      $    --
                                                           =========    =========    =========

        Non-cash financing transaction:
              Cancellation of shares previously issued
                 for legal services ....................   $    --      $     120    $     120
                                                           =========    =========    =========



            See accompanying notes to condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A:  Basis of presentation

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

Note B:  Related party transactions

The Company's officers contributed office space to the Company during the nine months ended September 30, 2001. The office space was valued at $250 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

During the first two months of 2001, the Company had entered into ten property management agreements for properties owned by the Company's president. The Company earned $1,575 in management fees through those ten agreements for the nine months ended September 30, 2001. On February 28, 2001, the president resigned his position with the Company. As of September 30, 2001, the Company had no active property management agreements.

During the nine months ended September 30, 2001, the Company advanced $207,000 to shareholders in exchange for promissory notes. The Company's management believed it could earn a higher rate of return with promissory notes issued to shareholders than through investments with financial institutions. The shareholders repaid $138,600 prior to September 30, 2001. Following is a schedule of note receivables at September 30, 2001:

          Note Receivable                                             Amount
          ---------------                                             ------

May 18, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand..................   $ 1,400
May 30, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................    15,000
May 31, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................    20,000
June 6, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................    10,000
June 7, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................    15,000
June 12, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................     4,000
August 7, 2001, note receivable from shareholder, unsecured,
  interest rate at 10 percent, payable on demand .................     3,000
                                                                     -------
                                                                     $68,400
                                                                     =======



Accrued interest receivable on the notes totaled $2,212 at September 30, 2001.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Notes payable

During April of 2001, the Company issued two promissory notes of $100,000 and $50,000 to unrelated third parties. The notes carry a 10 percent interest rate and mature on the earlier of September 1, 2001, or the date that the Company completes an acquisition of a private company. As of September 30, 2001 the notes were in default. The promissory notes may be exchanged for the Company's common stock at the rate of $1.75 per share at the option of the lender. In addition to the promissory notes, the Company granted the lenders warrants to purchase common stock at the rate of $1.75 per share. As of September 30, 2001, the warrants had not been issued. Following is a schedule of the convertible promissory notes and warrants:

                       Promissory Notes
-------------------------------------------------------------
                                  Interest       Convertible
 Date                 Amount        Rate            Shares         Warrants
------------      -------------   --------       -----------       ---------
4/9/01             $ 100,000.00     10.00%            57,143           50,000
4/9/01                50,000.00     10.00%            28,572           25,000
                  -------------                    ---------        ---------
                   $ 150,000.00                       85,715           75,000
                  =============


The 85,715 common shares convertible through the promissory notes and the 75,000 common shares exercisable via the warrants would not be included in the calculation of net loss per share-diluted because they are antidilutive.

Interest expense for the six months ended June 30, 2001 totaled $7,151.

Note E:  Shareholders' equity

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

Note F:  Letter of Intent

On June 15, 2001, the Company entered into a Letter of Intent with The Bauer Partnership, Inc. ("Bauer"). Under the terms of the Letter of Intent, the Company would issue 24,000,000 shares of newly issued common stock to the shareholders of Bauer in exchange for 100 percent of the outstanding common stock of Bauer at the time of the closing. The transaction was terminated on September 28, 2001.

Note G:  Contribution Agreement

On September 10, 2001, the Company entered into a Contribution Agreement (the "Agreement") with Astralis, LLC ("Astralis"), a New Jersey limited liability company, and the members of Astralis. The Agreement had not closed as of September 30, 2001. Under the Agreement, the members of Astralis agreed to transfer all of their respective membership interests in Astralis to the Company in exchange for 28,000,000 shares of the Company's common stock and warrants to purchase an additional 6,300,000 shares of the Company's common stock at a price of $1.60 per share (the "Exchange").

Simultaneous with the Exchange, the Company is required to consummate a private placement offering consisting of 2,000,000 shares of the Company's common stock and 400,000 warrants to purchase common stock at a price of $4.00 per share. The private placement will offer 100 units for sale, each unit will consist of 20,000 shares of the Company's common stock and 4,000 warrants to purchase additional shares of common stock, at a price of $32,000 per unit. The units will be offered on a "best-efforts, all or none" basis pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The common stock issued pursuant to the offering, together with the Exchange shares, will equal approximately 80 percent of the outstanding shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed elsewhere in this report.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         During the nine months ended September 30, 2001, the number of the Company's management agreements decreased from nineteen at January 1, 2001 to zero. The decrease has been primarily attributed to the sale of the subject properties by the owners and/or cancellation of the contracts. The Company held approximately fifteen property management agreements during the nine months ended September 30, 2000. The Company's revenues decreased to $3,100 for the nine months ended September 30, 2001 as compared to $7,388 for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, the Company's operating expenses increased to $163,367 as compared to $16,271 for the nine months ended September 30, 2000. The increase in operating expenses was related to compensation paid to the Company's former president and an increase in professional and consulting fees for the filing of its Form 10-KSB and Form 10-QSB with the Securities and Exchange Commission and for due diligence services regarding potential merger candidates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital deficit of $137,045 consisting of current assets totaling $70,712 and current liabilities totaling $207,757. The Company had working capital of $27,783 at December 31, 2000. The increase in the working capital deficit was due to cash used to fund the net loss during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Company used cash of $27,783 as compared to cash provided during the nine months ended September 30, 2000 of $58,728. The Company used $109,383 in operating activities due to its net loss for the nine months ended September 30, 2001, and provided $81,600 from financing activities through a combination of the issuances of promissory note payables to unrelated third parties and promissory note receivables to shareholders.

During the nine months ended September 30, 2001, the Company advanced $207,000 to shareholders in exchange for promissory notes. The Company's management believed it could earn a higher rate of return with promissory notes issued to shareholders than through investments with financial institutions. The shareholders repaid $138,600 prior to September 30, 2001.

During April of 2001, the Company issued two promissory notes of $100,000 and $50,000 to unrelated third parties. The notes carry a 10 percent interest rate and mature on the earlier of September 1, 2001, or the date that the Company completes an acquisition of a private company. As of September 30, 2001 the notes were in default. Subsequently, on November 14, 2001, the notes were repaid in full.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Accounting for Derivatives and Hedging Activities (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 (as amended by SFAS 138) is Effective for all fiscal quarters of fiscal years beginning after January 1, 2001 (as required by SFAS No. 137 Deferral of the effective date of SFAS 133). Todate, we have not engaged in or do we plan to engage in derivative or hedging activities, accordingly the adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

         In June 2001 the FASB issued SFAS No. 141, Business Combinations, SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption, including reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill, and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 will not have an impact on our consolidated financial statements since we do have any goodwill or other intangibles.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 5.  OTHER INFORMATION


         The Company changed its name from Hercules Development Group, Inc. to Astralis Pharmaceuticals, Ltd. on November 13, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ASTRALIS PHARMACEUTICALS, LTD.


Date: November 14, 2001              By:  /s/ Mike Ajnsztajn
                                          ----------------------------
                                          Mike Ajnsztajn
                                          President