Form 10QSB
period 2002-03-30
ASTRALIS LTD
filed 2002-05-15
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   Form 10-QSB

      Quarterly report under section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended March 30, 2002

                        Commission file number: 000-30997

                                  Astralis Ltd.
        (exact name of small business issuer as specified in its charter)

           Delaware                                     84-1508866
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                75 Passaic Avenue
                           Fairfield, New Jersey 07004
                     (Address of principal executive office)
                                 (973) 227-7168
                (Issuer's telephone number, including area code)

                          Astralis Pharmaceuticals Ltd.
                        135 Columbia Turnpike, Suite 301
                     Florham Park, New Jersey 07932
         (Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days:

(1) Yes |X| No |_|
(2) Yes |X| No |_|

      The number of shares of the Issuer's Common Stock outstanding as of March 31, 2002 was 37,538,179.

                                  ASTRALIS LTD.

                                      INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 30, 2002

Part I.  Financial Information                                                3

Item 1.  Condensed Balance Sheets as of March 30, 2002 (unaudited)
         and December 31, 2001                                                3

         Condensed Statements of Operations (unaudited)                       4

         Condensed Statements of Stockholders' Equity (unaudited)             5

         Condensed Statements of Cash Flows (unaudited)                       9

         Notes to Condensed Financial Statements                             10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations -- Plan of Operation                          16

         Risk Factors                                                        20

Part II. Other Information                                                   26

Item 2.  Changes in Securities and Use of Proceeds                           26

Item 6.  Exhibits and Reports on Form 8-K                                    26

PART I.

ITEM 1. FINANCIAL STATEMENTS

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                            Condensed Balance Sheet

                                     ASSETS

                                                        March 31,   December 31,
                                                          2002          2001
                                                       ----------   ------------
                                                      (Unaudited)     (Audited)
Current Assets
   Cash and cash equivalents                           $  157,853     $4,451,874
   Marketable securities - current                      1,000,000             --
   Interest receivable                                     54,992             --
   Prepaid expenses                                        28,429         38,461
                                                       ----------     ----------

                    Total Current Assets                1,241,274      4,490,335

Marketable securities - noncurrent                      2,694,424             --
Intangible Assets, Net - Related Party                  4,761,904      4,940,476
Other Intangible Assets, Net                               38,304         25,054
Property and Equipment, Net                                61,736          1,586
Deposits                                                   28,190             --
                                                       ----------     ----------

                                                       $8,825,832     $9,457,451
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - related party                    $       --    $  142,446
   Accounts payable and accrued expenses                  150,363       240,637
                                                       ----------    ----------

                    Total Current Liabilities             150,363       383,083
                                                       ----------    ----------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A,
     $.001 par value; 2,000,000 shares
     authorized; 1,250,000 and
     1,000,000 issued and outstanding at
     2002 and 2001, respectively
     (liquidation preference - $12,706,713 at 2002)         1,250         1,000
   Common stock; $.0001 par value;
     75,000,000 shares authorized;
     37,538,189 and 37,588,179 issued
     and outstanding at 2002 and
     2001, respectively                                     3,754         3,759
   Additional paid-in capital                          19,432,978    17,013,223
   Deferred compensation                                 (365,062)     (398,250)
   Common stock subscriptions receivable               (1,350,000)   (1,350,000)
   Accumulated other comprehensive gain (loss)            (56,158)           --
   Deficit accumulated in the development stage        (8,991,293)   (6,195,364)
                                                       ----------    ----------

                    Total Stockholders' Equity          8,675,469     9,074,368
                                                       ----------    ----------

                                                       $8,825,832    $9,457,451
                                                       ==========    ==========

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                       Condensed Statements of Operations
                                   (Unaudited)

                                              Three Months     March 12, 2001    March 12, 2001
                                                  Ended        (Inception) to    (Inception) to
                                                March 31,         March 31,         March 31,
                                                  2002              2001              2002
                                               -----------     --------------    --------------
Revenues                                       $        --      $        --       $         --
                                               -----------      -----------       ------------

Operating Expenses
   Research and development - related party      2,295,534               --          5,498,769
   Research and development                             --            3,000             28,540
   Depreciation and amortization                     1,235               --              2,066
   General and administrative                      529,585              220          1,381,598
                                               -----------      -----------       ------------

                   Total Operating Expenses      2,826,354            3,220          6,910,973
                                               -----------      -----------       ------------

Loss From Operations                            (2,826,354)          (3,220)        (6,910,973)

Interest Income                                     30,425               --             39,680
                                               -----------      -----------       ------------

Net Loss                                        (2,795,929)          (3,220)        (6,871,293)

Preferred Stock Dividends                               --               --         (2,120,000)
                                               -----------      -----------       ------------

Net Loss to Common Stockholders                $(2,795,929)     $    (3,220)      $ (8,991,293)
                                               ===========      ===========       ============

Pro Forma Information
   Net loss                                                     $    (3,220)
   Pro forma tax provision                                               --
                                                                -----------

   Pro forma net loss                                           $    (3,220)
                                                                ===========

Basic and Diluted Loss per Common Share        $     (0.07)     $        --
                                               ===========      ===========

Basic and Diluted Weighted Average Common
  Shares Outstanding                            37,551,373       21,505,000
                                               ===========      ===========


                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)


                                            Preferred Stock            Common Stock      Additional
                                           -------------------     -------------------     Paid-In       Subscription    Deferred
                                            Shares      Amount       Shares     Amount     Capital        Receivable   Compensation
                                           ---------    ------     ----------   ------   -----------     ------------  ------------
Balances, March 12, 2001
 (Date of Inception)                              --    $   --             --   $   --   $         --    $         --    $      --

Members' capital contributions,
 3/15/2001                                        --        --     25,300,000    2,530         30,653         (33,183)          --

Capital contributions received,
 3/1 - 8/13/2001                                  --        --             --       --             --          33,183           --

Members' contributed services,
 3/15 - 6/30/2001                                 --        --             --       --         12,986              --           --

Members' capital contributions,
 9/1/2001                                         --        --      2,700,000      270      1,349,730      (1,350,000)          --

Warrants to purchase 6,300,000
 shares of common stock at $1.60
 per share issued
 in private placement                             --        --             --       --             --              --           --

Common stock issuable for consulting
 services, 9/1/2001; 500,000 shares               --        --             --       --        135,000              --           --

Common stock issued in private
 placement net of issuance costs,
 11/13/2001; 2,076,179 shares at $1.60 per
 share                                            --        --      2,076,179      208      3,190,429              --           --

Warrants to purchase 415,237 shares
 of common stock at $4.00 per share
 issued in private placement, 11/13/2001          --        --             --       --             --              --           --

Net assets and liabilities acquired
 in merger with Hercules                          --        --      7,512,000      751       (303,071)             --           --

Preferred stock issued, net of
 issuance costs, 12/10/2001;
 1,000,000 shares at $10.00 per share      1,000,000     1,000             --       --      9,946,496              --           --

Preferred stock dividend, 12/10/2001              --        --             --       --      2,120,000              --           --

Options to purchase 200,000 shares of
 common stock at $1.77 (based on
 valuation) issued for legal
 services, 12/31/2001                             --        --             --       --        354,000              --     (354,000)

Options to purchase 100,000 shares of
 common stock at $1.77 (based on
 valuation) issued for consulting
 services, 12/31/2001                             --        --             --       --        177,000              --     (177,000)

Amortization of deferred compensation             --        --             --       --             --              --      132,750

Net loss                                          --        --             --       --             --              --           --
                                           ---------    ------     ----------   ------   ------------    ------------    ---------

Balance, December 31, 2001                 1,000,000    $1,000     37,588,179   $3,759   $17,013,223     $(1,350,000)    $(398,250)
                                           =========    ======     ==========   ======   ============    ============    =========

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                  Condensed Statements of Stockholders' Eqtity
                                   (Unaudited)

                                                                 Deficit
                                               Accumulated     Accumulated
                                                  Other        During the                             Total
                                              Comprehensive    Development                        Comprehensive
                                                  Loss            Stage              Total            Loss
                                              ------------    -------------       ------------    --------------
Balances, March 12, 2001
 (Date of Inception)                             $   --        $        --         $        --         $   --

Members' capital contributions, 3/15/2001            --                 --                  --             --

Capital contributions received,
 3/1 - 8/13/2001                                     --                 --              33,183             --

Members' contributed services,
 3/15 - 6/30/2001                                    --                 --              12,986             --

Members' capital contributions, 9/1/2001             --                 --                  --             --

Warrants to purchase 6,300,000 shares of
 common stock at $1.60 per share issued
 in private placement                                --                 --                  --             --

Common stock issuable for consulting
 services, 9/1/2001; 500,000 shares                  --                 --             135,000             --

Common stock issued in private placement
 net of issuance costs, 11/13/2001;
 2,076,179 shares at $1.60 per share                 --                 --           3,190,637             --

Warrants to purchase 415,237 shares of
 common stock at $4.00 per share issued
 in private placement, 11/13/2001                    --                 --                  --             --

Net assets and liabilities acquired in
 merger with Hercules                                --                 --            (302,320)            --

Preferred stock issued, net of issuance
 costs, 12/10/2001; 1,000,000 shares
 at $10.00 per share                                 --                 --           9,947,496             --

Preferred stock dividend, 12/10/2001                 --         (2,120,000)                 --             --

Options to purchase 200,000 shares of
 common stock at $1.77 (based on valuation)
 issued for legal services, 12/31/2001               --                 --                  --             --

Options to purchase 100,000 shares of
 common stock at $1.77 (based on valuation)
 issued for consulting services, 12/31/2001          --                 --                  --             --

Amortization of deferred compensation                --                 --             132,750             --

Net loss                                             --         (4,075,364)         (4,075,364)            --
                                                 ------        -----------         -----------         ------

Balance, December 31, 2001                       $   --        $(6,195,364)        $ 9,074,368         $   --
                                                 ======        ===========         ===========         ======

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)


                                             Preferred Stock          Common Stock          Additional
                                           -------------------    ---------------------      Paid-In
                                            Shares     Amount       Shares       Amount       Capital
                                           ---------  --------    ----------    --------    -----------

Balances Brought Forward                   1,000,000    $1,000    37,588,179     $3,759     $17,013,223

Oversubscription of common stock issued
 in private placement, 11/13/2001;
 49,990 shares cancelled at $1.60
 per share, 1/24/2002                             --        --       (49,990)        (5)        (79,995)

Preferred stock issue, net of issuance
 costs, 1/31/2002; 1,000,000 shares
 at $10.00 per share                         250,000       250            --         --       2,499,750

Amortization of deferred compensation             --        --            --         --              --

COMPREHENSIVE LOSS

Net loss                                          --        --            --         --              --

Other comprehensive loss:
 Unrealized gain (loss) on
 available-for-sale securities                    --        --            --         --              --
                                           ---------    ------    ----------     ------     -----------

        Total Comprehensive Loss

Balance, March 31, 2002 (unaudited)        1,250,000    $1,250    37,538,189     $3,754     $19,432,978
                                           =========    ======    ==========     ======     ===========

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                       Deficit
                                                                     Accumulated     Accumulated
                                                                         Other       During the
                                       Subscription     Deferred     Comprehensive   Development                   Comprehensive
                                        Receivable    Compensation       Loss           Stage          Total            Loss
                                       ------------   ------------  --------------  ------------    -----------    -------------
Balances Brought Forward               $(1,350,000)    $(398,250)    $     --       $(6,195,364)    $ 9,074,368

Oversubscription of common stock
 issued in private placement,
 11/13/2001; 49,990 shares
 cancelled at $1.60 per share,
 1/24/2002                                      --            --           --                --         (80,000)

Preferred stock issue, net of
 issuance costs, 1/31/2002;
 1,000,000 shares at $10.00
 per share                                      --            --           --                --       2,500,000

Amortization of deferred                        --        33,188           --                --          33,188
 compensation

COMPREHENSIVE LOSS

Net loss                                        --            --           --        (2,795,929)     (2,795,929)    $(2,795,929)

Other comprehensive loss:
 Unrealized gain (loss) on
 available-for-sale securities                  --            --      (56,158)               --         (56,158)        (56,158)
                                       -----------     ---------     --------       -----------     -----------     -----------

        Total Comprehensive Loss                                                                                    $(2,852,087)
                                                                                                                    ===========

Balance, March 31, 2002 (unaudited)    $(1,350,000)    $(365,062)    $(56,158)      $(8,991,293)    $ 8,675,469
                                       ===========     =========     ========       ===========     ===========

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                      Three Months   March 12, 2001   March 12, 2001
                                                                          Ended      (Inception) to   (Inception) to
                                                                     March 31, 2002  March 31, 2001   March 31, 2002
                                                                     --------------  --------------  ---------------
Cash Flows from Operating Activities
    Net loss                                                           $(2,795,929)     $(3,220)     $(6,871,293)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                       179,807           --          240,162
       Amortization of net premium paid on investments                      14,375           --           14,375
       Members' contributed salaries                                            --       11,936           12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                    665,000           --        3,665,000
       Operating expenses paid by related parties on
        behalf of Company                                                       --       (5,000)          17,587
       Amortization of deferred compensation                                33,188       (3,716)         165,938
       Compensatory common stock                                                --           --          135,000
    Changes in assets and liabilities
       Prepaid expenses                                                     10,032           --          (28,429)
       Interest receivable                                                 (54,992)          --          (54,992)
       Deposits                                                            (28,190)          --          (28,190)
       Accounts payable - related party                                   (142,446)          --               --
       Accounts payable and accrued expenses                               (90,274)          --          150,363
                                                                       -----------      -------      -----------

                  Net Cash Used in Operating Activities                 (2,209,429)          --       (2,581,493)
                                                                       -----------      -------      -----------

Cash Flows from Investing Activities
    Purchases of marketable securities                                  (4,520,957)          --       (4,520,957)
    Proceeds from sale of marketable securities                            756,000           --          756,000
    Expenditures related to patent                                         (13,745)          --          (24,000)
    Purchases of property and equipment                                    (60,890)          --          (62,510)
                                                                       -----------      -------      -----------

                  Net Cash Used in Investing Activities                 (3,839,592)          --       (3,851,467)
                                                                       -----------      -------      -----------

Cash Flows from Financing Activities
    Repurchase of common stock                                             (80,000)          --          (80,000)
    Issuance of common stock, net of offering and transaction costs             --           --        2,888,317
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                1,835,000           --        3,782,496
                                                                       -----------      -------      -----------

                  Net Cash Provided by Financing Activities              1,755,000           --        6,590,813
                                                                       -----------      -------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                    (4,294,021)          --          157,853

Cash and Cash Equivalents, Beginning of Period                           4,451,874           --               --
                                                                       -----------      -------      -----------

Cash and Cash Equivalents, End of Period                               $   157,853      $    --      $   157,853
                                                                       ===========      =======      ===========

                  See notes to condensed financial statements.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States.

      These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.

NOTE 2 - DESCRIPTION OF BUSINESS

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

History and Basis of Financial Information

      In November 2001, the Company was a public shell company, defined as an inactive, publicly quoted company with nominal assets and liabilities.

      The operations and financial statements of the Company prior to November 13, 2001 are those of Astralis, LLC, ("Astralis, LLC") a New Jersey limited liability company formed on March 12, 2001. Astralis, LLC was merged into the Company on November 13, 2001. The Company is the surviving legal entity.

      As a result of the transaction, the former members of Astralis, LLC acquired a majority interest in the Company.

      The combination of the Company and Astralis, LLC has been treated as a recapitalization of the Company. The Company was the legal acquirer in the merger. Astralis, LLC was the accounting acquirer since its members acquired a majority ownership interest in the Company. Consequently, the historical financial information included in the financial statements of the Company prior to November 2001 is that of Astralis, LLC. Pro forma financial information relating to the merger is not presented since the combination is a recapitalization and not a business combination.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

NOTE 2 - DESCRIPTION OF BUSINESS (Continued)

Pro Forma Financial Information

      As discussed above, Astralis, LLC was originally organized in the form of a Limited Liability Company. Upon the Merger, its capital structure changed to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to November 13, 2001, whereas the previous losses were passed through to the Astralis, LLC members. Pursuant to Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share", a pro forma income statement has been presented which reflects the impact of the Company's change in capital structure as if it had occurred March 12, 2001 (Astralis LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Astralis LLC during the period from March 12, 2001 to November 13, 2001, the operating period prior to Astralis, LLC's termination.

NOTE 3 - MARKETABLE SECURITIES

      The Company's marketable equity securities consisted of certificates of deposits and government securities that have a readily determinable fair market value. Management determines the appropriate classification of its investments using Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

      The securities reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Stockholders' Equity section of the balance sheets. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

      As of March 31, 2002, available-for-sale securities consist of the following:

                                                    Gross        Gross
                                  Amortized      Unrealized    Unrealized
                     Due            Cost            Loss         Gains       Fair Value
                  ---------      -----------     ----------    ----------   ------------

Certificate of    4/2002 to
  Deposits         2/2003        $ 2,390,336     $ (2,152)       $ 546      $ 2,388,730

Government        4/2006 to
  Securities       11/2011         1,360,246      (54,552)          --        1,305,694
                                 -----------     --------        -----      -----------

                                 $ 3,750,582     $(56,704)       $ 546      $ 3,694,424
                                 -----------     --------        -----      -----------
Less Current
  Portion                         (1,000,000)          --           --       (1,000,000)
                                 -----------     --------        -----      -----------

Non-Current
  Portion                        $ 2,750,582     $(56,704)       $ 546      $ 2,694,424
                                 ===========     ========        =====      ===========

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

NOTE 4 - INCOME TAXES

      Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for all deferred assets (net of liabilities).

NOTE 5 - CAPITAL STOCK ACTIVITY

Common Stock

      In January 2002, the Company agreed to amend a subscription agreement with one of the investors who participated in the November 2001 private placement offering. The Company consented to reduce the number of shares in the subscription agreement by 49,990 shares of common stock. The Company cancelled the respective shares and returned the corresponding amount of funds to the investor amounting to $80,000.

Preferred Stock

      On December 10, 2002, the Company and SkyePharma PLC ("SkyePharma") entered into a purchase agreement whereby SkyePharma agreed to purchase 2,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") at a price of $10 per share over a 13-month period with five separate closings. On December 10, 2002, the one-year anniversary of the agreement, SkyePharma will receive registration rights on the common stock underlying its Series A Preferred shares. The first closing occurred in December 2001 and the Company sold 1,000,000 shares of Series A Preferred for a purchase price of $10,000,000. The second closing occurred in January 2002 and the Company sold 250,000 shares of Series A Preferred for a purchase price of $2,500,000. The third closing occurred in April 2002 and the Company sold 250,000 shares of Series A Preferred for a purchase price of $2,500,000. The remaining 500,000 shares of Series A Preferred totaling $5,000,000 are contracted to be sold in two equal installments, which are scheduled to close on July 31, 2002 and January 31, 2003.

NOTE 6 - DEFERRED COMPENSATION

      The components of deferred compensation are as follows:

                                                               Consultants
                                                               -----------

     Balance at December 31, 2001                              $ 398,250
     Deferred compensation recorded                                   --
     Amortization to stock-based compensation                    (33,188)
                                                               ---------

     Balance at March 31, 2002                                 $ 365,062
                                                               =========

NOTE 7 - OPERATING LEASES

      On March 13, 2002, the Company entered into a lease agreement for laboratory and office space. The lease period is for three years and rent will be $77,500 annually. The Company also entered into a concurrent service agreement with the lessor of the laboratory space on a time and material basis.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

      On March 15, 2002, the Company leased an apartment for one majority shareholder for one year. The lease will start from April 15, 2002 and end on April 14, 2003. Monthly rent will be $2,865, which will be paid by the Company.

NOTE 8 - COMPREHENSIVE LOSS

      Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                               Three Months       March 12, 2001
                                                   Ended          (Inception) to
                                               March 31, 2002     March 31, 2001
                                               --------------     --------------

Net loss                                       $(2,795,929)           $(3,220)

Other comprehensive loss
  Unrealized loss, net                             (56,158)                --
                                               -----------            -------

Comprehensive loss                             $(2,852,087)           $(3,220)
                                               ===========            =======

NOTE 9 - NET LOSS PER SHARE

      Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 12,080,239 and 0 at March 31, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

NOTE 10 - RELATED PARTY TRANSACTIONS

      A research entity owned by the spouse of the majority shareholder provided research and development services to the Company totaling $121,962.

      On December 10, 2001, the Company entered into a services agreement whereby it agreed to pay $11,000,000 to SkyePharma in return for SkyePharma providing all development, manufacturing, pre-clinical and clinical development services for the Company's primary product - second generation Psoraxine, up to the completion of Phase II clinical studies. The contract recognized that SkyePharma performed $3,000,000 of these services in the fourth quarter of 2001 and that SkyePharma will perform and be paid for the remaining $8,000,000 of services in 2002. The payment terms for the services agreement are fixed. $3,000,000 was required to be paid on December 10, 2001 and was expensed in 2001.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

      The remaining $8,000,000 is required to be paid in eleven equal monthly installments of $665,000, and a final payment of $685,000 in 2002. For the three months ended March 31, 2002, the Company expensed $1,995,000 in connection with this agreement.

NOTE 11 - CONCENTRATIONS

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

NOTE 12 - LIQUIDITY AND CONTINGENCIES NOT DESCRIBED ELSEWHERE

      There are many steps to the process that pharmaceutical products must undergo before they can be commercially sold and distributed in the United States. Drugs must undergo testing in compliance with US Food and Drug Administration ("FDA") regulations and ultimately receive FDA approval. The Company's Psoraxine product is expected to enter initial FDA testing in 2002. FDA testing occurs in various phases over multiple number of years.

      The Company anticipates that their current liquid resources, together with the $5,000,000 in proceeds, contractually to be received from the sale of their Series A Preferred (see Note 5) will be sufficient to finance its currently anticipated needs for operating and capital expenditures for 2002 and through the completion of Phase II of the FDA testing process in connection with its Psoraxine vaccine. However, the Company will need to raise additional funds from outside sources in order to complete future phases of FDA required testing.

      There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that the FDA will approve Psoraxine for use in the United States.

NOTE 13 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFOMRATION

Supplemental Disclosures

     Cash Paid for Interest and Taxes                   $300
                                                        ====

      Payment of the January 2002 service fee in the amount of $665,000 was netted against the SkyePharma January 31, 2002 installment purchase of Company Series A Preferred.

                                 ASTRALIS LTD.
                          (A Development Stage Entity)
                    Notes to Condensed Financial Statements

      The Company recorded an unrealized loss on its securities available-for-sale in the amount of $56,158.

NOTE 14 - SUBSEQUENT EVENTS

      On April 30, 2002, the Company and SkyePharma completed the third closing of the purchase agreement whereby the Company sold 250,000 shares of Series A Preferred Stock for a purchase price of $2,500,000.

      As of May 14, 2002, the Company had not received payment on the subscription notes receivable, which were due February 13, 2002 and May 13, 2002.

          SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This filing contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other "forward-looking" information.

      We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned Risk Factors as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section could seriously harm our business.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Following Discussion Of Our Financial Condition And Results Of Operations Should Be Read In Conjunction With Our Financial Statements And The Related Notes Included In Item 1 Above And Our Audited Financial Statements And Related Notes Thereto Included In Our 2001 Annual Report Filed On Form 10-KSB For Such Period. This Quarterly Report Contains Certain Statements Of A Forward-Looking Nature Relating To Future Events Or Our Future Financial Performance. We Caution Prospective Investors That Such Statements Involve Risks And Uncertainties, And That Actual Events Or Results May Differ Materially. In Evaluating Such Statements, Prospective Investors Should Specifically Consider The Various Factors Identified In This Annual Report, Including The Matters Set Forth Under The Caption "Risk Factors" Which Could Cause Actual Results To Differ Materially From Those Indicated By Such Forward-Looking Statements. We Disclaim Any Obligation To Update Information Contained In Any Forward-Looking Statement.

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

      We are primarily engaged in:

      o     identifying a treatment for psoriasis,

      o     developing the second generation drug,

      o     applying for the patent at the United States Patent and Trademark
            Office,

      o discussing clinical trial design with the FDA and preparing an Investigation of New Drug application ("IND Application") for the FDA which we anticipate filing in the second half of 2002.

Results of Operations

For the three months ended March 31, 2002:

      Our current operations began in March 2001 and therefore, we have no prior period with which to compare our results of operations for the three months ended March 31, 2002.

      On January 31 2002, we sold to SkyePharma pursuant to a purchase agreement dated December 10, 2001 (the "Purchase Agreement"), 250,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share ("Preferred Stock") at a purchase price of $10.00 per share, or an aggregate purchase price of $2,500,000. We received net proceeds of approximately $1,835,000 from this placement after we netted out from the proceeds a $665,000 payment due to SkyePharma for services they provided under our services agreement with them which was expensed at the time of payment.

      For the three months ended March 31, 2002 we had no revenue and we incurred operating expenses of $2,826,354 which consisted primarily of:

      o Research and development costs of $2,295,534, including $1,995,000 that was paid to SkyePharma for services provided under our services agreement with them and amortization of approximately $178,000 of our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $529,585, including professional fees related to our merger with Astralis LLC and the related investor relations and marketing expenses and our general corporate expenditures.

For the period March 12, 2001 (date of inception) through December 31, 2001:

      Our current operations began on March 2001 and therefore, we have no prior period with which to compare our results of operations.

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

      o In December of 2001, we sold to SkyePharma under the Purchase Agreement 1,000,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share ("Preferred Stock") at a purchase price of $10.00 per share, or an aggregate purchase price of $10,000,000. We received net proceeds of approximately $1,950,000 from this placement after the following expenditures were netted out from the proceeds:

            o $5 million payment due to SkyePharma in connection with our purchase of the technology option license from SkyePharma,

            o $3 million payment due to SkyePharma for services they provided under our services agreement with them which was expensed at the time of payment, and

            o     offering costs of approximately $50,000.

During 2001 we incurred operating expenses of $4,084,619 which consisted primarily of:

      o Research and development costs of $3,231,775, including $3 million that was paid to SkyePharma for services provided under our services agreement with them and amortization of approximately $60,000 of our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $850,000, including professional fees related to our merger with Astralis LLC and the related investor relations and marketing expenses and our general corporate expenditures.

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

Plan of Operation

      At March 31, 2002 we had cash balances of $157,853, current marketable securities of $1,000,000 and non-current marketable securities of $2,700,000.

      On April 30, 2002 we sold 250,000 shares of our Preferred Stock to SkyePharma at a purchase price of $10.00 per share, or an aggregate purchase price of $2,500,000. We received net proceeds of approximately $1,835,000 from this placement after we netted out from the proceeds a $665,000 payment due to SkyePharma for services they provided under our services agreement with them which was expensed at the time of payment.

      SkyePharma has agreed to purchase for $5,000,000 an additional 500,000 shares of Preferred Stock, in two equal installments on July 31, 2002 and January 31, 2003.

      We anticipate collecting our subscription notes receivable. These subscription notes receivable were due in two installments with $850,000 having been due on February 13, 2002 and the remaining $500,000 due on May 13, 2002. However, as of May 14, 2002 we have not received payment on the initial notes due.

      We anticipate using our cash, marketable securities and expected net proceeds of the Purchase Agreement over the course of the next 12 months as follows:

      o Approximately $8 million to conduct clinical trials to obtain FDA approval of Psoraxine and transfer the research and development to the United States, which includes leasing appropriate laboratory and corporate office facilities. Included in this amount are payments required under our services agreement with SkyePharma which will amount to $6 million for the last three quarters of 2002 and are required to be paid in equal monthly amounts;

      o Approximately $1.5 million to pay management salaries and those of two new employees;

      o Approximately $1.5 million for public relations and general administrative and working capital requirements

      Based on the current operating plan, we anticipate that our existing capital resources, together with the net proceeds we receive from the Purchase Agreement and the proceeds of the subscription notes receivable, will be adequate to satisfy our capital requirements for approximately the next 12 months.

Financial Condition

      As of March 31, 2002, we had total current assets in the amount of $1,241,274, total liabilities of $150,363 and working capital of $1,090,911. We had a deficit accumulated during the development stage of $8,991,293 as of March 31, 2002; however, our total shareholders' equity as of March 31, 2002, was $8,675,469. We expect to continue to operate at a deficit until such time, if ever, our operations generate sufficient revenues to cover our costs. There can be no assurance that our financial condition will improve.

      Net cash used in operating activities was $2,209,429 for the three months ended March 31, 2002. During this same period net cash provided by financing activities was $1,775,000. Cash decreased by $4,294,021, of which approximately $3,700,000 was invested in marketable securities, from $4,451,874 at the beginning of the period to $157,853 as of March 31, 2002.

Inflation

      We do not believe that inflation has had a material impact on our business.

Seasonality

      We do not believe that our business is seasonal.

                                  RISK FACTORS

      We Have No Sales, We Will Not Have Sales In The Foreseeable Future, We Are In An Early Stage Of Development And We May Never Sell Products Or Become Profitable.

      We commenced our current operations in 2001 and such operations are still in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues, and had incurred a net loss of $8,991,293 as of March 31, 2002 which has increased to date. We expect that substantial losses will continue for the foreseeable future. If we are ever to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      Our initial product candidate, Psoraxine, is in an early stage of development and will require the commitment of substantial resources to move it towards commercialization. Psoraxine will require extensive preclinical and clinical testing before we can submit any applications for regulatory approval. Before obtaining regulatory approvals for the commercial sale of Psoraxine we must demonstrate through preclinical testing and clinical trials that our product candidate is safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product. Our clinical trials, when commenced, may be suspended at any time if we or the U.S. Food and Drug Administration ("FDA") believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

      o ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

      o inability to manufacture sufficient quantities of compounds for use in clinical trials;

      o     failure of the FDA to approve our clinical trial protocols;

      o     slower than expected rate of patient recruitment;

      o     unforeseen safety issues; or

      o     government or regulatory delays.

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

      Because our initial product candidate, Psoraxine, involves the application of new technologies and may be used upon new therapeutic approaches, it may be subject to more rigorous review by government regulatory authorities, and government regulatory authorities may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not conducted any clinical trials for Psoraxine in the United States nor have we submitted any applications with the FDA or any other regulatory authority to test any potential products in humans or to market any product candidate. We may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities to market our product. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, we have obtained regulatory approval for clinical testing of Psoraxine in

Venezuela, but we have not obtained final regulatory approval for the manufacture and sale of Psoraxine in Venezuela.

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

      We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies. Our competitors include SmithKline Beecham, Protein Design Labs, Ligand Pharmaceuticals, Schering-Plough, Pfizer and Novartis. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

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

      The Market Price Of Our Common Stock May Be Highly Volatile.

      The market price of our Common Stock has been and is expected to continue to be highly volatile. As of May 14, 2002, the price range of our common stock was between $1.47 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of Common Stock by stockholders and by us, including any subsequent sale of Common Stock by SkyePharma and the holders of warrants and options, could have an adverse effect on the price of our Common Stock.

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

      Our Common Stock is traded on the Over-The-Counter Bulletin Board. As a result, the holders of our Common Stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our Common Stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the Common Stock is less than $5.00 per share, the Common Stock is classified as a "penny stock." SEC Rule 15g-9 under the Securities and Exchange Act of 1934, as amended ("Exchange Act") imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our Common Stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our Common Stock to resell the stock.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      We entered into a Purchase Agreement ("Purchase Agreement") dated as of December 10, 2001 with SkyePharma PLC, a company incorporated under the laws of England and Wales ("SkyePharma"). As of April 31, 2002, pursuant to the Purchase Agreement, SkyePharma purchased 1,500,000 shares of our Series A Convertible Preferred Stock, $.001 par value per share ("Preferred Stock"), at a purchase price of $10.00 per share, or an aggregate purchase price of $15,000,000. Pursuant to the Purchase Agreement, SkyePharma will make a total equity investment in our company of up to $20,000,000. SkyePharma has agreed to purchase for $5,000,000 an additional 500,000 shares of Preferred Stock in two equal installments on July 31, 2002 and January 31, 2003. Each share of Preferred Stock issued pursuant to the Purchase Agreement is convertible into four shares of Common Stock at the option of SkyePharma initially at a conversion rate of $2.50 per share of Common Stock. We relied on the exemption from registration with the Securities and Exchange Commission provided under
Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933. We relied on the fact that the offering was only made available to "Accredited Investors" as defined in Rule 501 of Regulation D, the offering of Preferred Stock pursuant to the Purchase Agreement was made available to less than 35 purchasers as required by Rule 506(a)(2) of Regulation D and the required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission. No underwriter was used in connection with the offering.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit Number                     Description
--------------                     -----------
3.1 *               Certificate of Incorporation of Astralis Ltd.
3.2 *               Bylaws of Astarlis Ltd.
10.1 *              Agreement and Plan of Merger
10.2 #              Contribution Agreement dated September 10, 2001
10.3 ##             Purchase Agreement dated December 10, 2001
10.4 ##             Stockholder Agreement dated December 10, 2001
10.5 +              2001 Stock Option Plan
10.6 ***            Sub-Lease Agreement
10.7 ***            License Agreement dated April 26,2001 between Jose Antonio
                      O'Daly and Astralis LLC
10.8 ***            Assignment of License
10.9 ***            Form of Warrant

----------

* Previously filed with the Securities and Exchange Commission as an Exhibit to the Preliminary Proxy Statement for Astralis Pharmaceuticals Ltd. on November 16, 2001.

**    To be filed by amendment.

# Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K for Astralis Pharmaceuticals Ltd. on November 14, 2001.

## Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K for Astralis Ltd. on December 14, 2001.

+ Previously filed with the Securities and Exchange Commission as an Exhibit to the Preliminary Proxy Statement for Hercules Development Group Inc. on October 4, 2001.

*** Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 for Astralis Ltd. on March 14, 2002.

      (b) Reports on Form 8-K

      Not applicable.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASTRALIS LTD.
                                          (Registrant)

                                          By: /s/ Mike Ajnsztajn
                                              ----------------------------
                                              Mike Ajnsztajn
                                              Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                         Title                         Date
         ---------                         -----                       ----

/s/ Dr. Jose Antonio O'Daly       Chairman of the Board             May 15, 2002
---------------------------
Dr. Jose Antonio O'Daly

/s/ Mike Ajnsztajn                Chief Executive Officer and       May 15, 2002
---------------------------
Mike Ajnsztajn                    Director
                                  (principal executive officer)

/s/ Gina Tedesco                  Chief Financial Officer and       May 15, 2002
---------------------------
Gina Tedesco                      Director
                                  (principal financial and
                                  accounting officer)

                                  Director                          May __, 2002
---------------------------
Steven Fulda

/s/ Gaston Liebhaber              Director                          May 15, 2002
---------------------------
Gaston Liebhaber

                                  Director                          May __, 2002
---------------------------
Fabien Pictet

                                  Director                          May __, 2002
---------------------------
Michael Ashton