Form 10QSB
period 2002-09-30
ASTRALIS LTD
filed 2002-11-14
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------

                                   FORM 10-QSB

  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
                1934 for the quarterly period ended September 30, 2002

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

(1)   Yes |X| No |_|
(2)   Yes |X| No |_|

      The number of shares of the Issuer's Common Stock outstanding as of November 14, 2002 was 37,538,189.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                                  ASTRALIS LTD.

                                      INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Part I.     Financial Information                                              3

Item 1.     Condensed Balance Sheets as of September 30, 2002 (unaudited)
            and December 31, 2001                                              3

            Condensed Statements of Operations (unaudited)                     4

            Condensed Statements of Stockholders' Equity (unaudited)           5

            Condensed Statements of Cash Flows (unaudited)                     9

            Notes to Condensed Financial Statements                           10

Item 2.     Management's Discussion and Analysis or Plan of Operations        16

Item 3.     Controls and Procedures                                           19

            Risk Factors                                                      19

Part II.    Other Information                                                 25

Item 2.     Changes in Securities and Use of Proceeds                         25

Item 6.     Exhibits and Reports on Form 8-K                                  25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                             Condensed Balance Sheet

                                     ASSETS

                                                                        September 30,    December 31,
                                                                            2002             2001
                                                                        ------------     ------------
                                                                         (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                            $  1,675,521     $  4,451,874
   Marketable securities - current                                         1,723,277               --
   Interest receivable                                                        18,832               --
   Prepaid expenses                                                           13,748           38,461
                                                                        ------------     ------------

                    Total Current Assets                                   3,431,378        4,490,335

Marketable Securities - Noncurrent                                           495,870               --
Intangible Assets, Net - Related Party                                     4,404,760        4,940,476
Other Intangible Assets, Net                                                  41,687           25,054
Property and Equipment, Net                                                  417,720            1,586
Deposits                                                                      29,953               --
                                                                        ------------     ------------

                                                                        $  8,821,368     $  9,457,451
                                                                        ============     ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - related party                                     $         --     $    142,446
   Accounts payable and accrued expenses                                      95,634          240,637
                                                                        ------------     ------------

                    Total Current Liabilities                                 95,634          383,083
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A,
     $.001 par value; 2,000,000 shares authorized; 1,750,000 and
     1,000,000 issued and outstanding at 2002 and 2001, respectively
     (liquidation preference - $15,418,767 at 2002)                            1,750            1,000
   Common stock; $.0001 par value; 75,000,000 shares authorized;
     37,538,189 and 37,588,179 issued and outstanding
     at 2002 and 2001, respectively                                            3,754            3,759
   Additional paid-in capital                                             24,708,178       17,013,223
   Deferred compensation                                                    (304,148)        (398,250)
   Common stock subscriptions receivable                                    (957,000)      (1,350,000)
   Accumulated other comprehensive loss                                       (9,136)              --
   Deficit accumulated in the development stage                          (14,717,664)      (6,195,364)
                                                                        ------------     ------------

                    Total Stockholders' Equity                             8,725,734        9,074,368
                                                                        ------------     ------------

                                                                        $  8,821,368     $  9,457,451
                                                                        ============     ============

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                         Three Months             Nine Months     March 12, 2001   March 12, 2001
                                                     Ended September 30,             Ended        (Inception) to   (Inception) to
                                                -----------------------------     September 30,    September 30,    September 30,
                                                    2002             2001             2002             2001             2002
                                                ------------     ------------     ------------     ------------     ------------
Revenues                                        $         --     $         --     $         --     $         --     $         --
                                                ------------     ------------     ------------     ------------     ------------

Operating Expenses:
   Research and development - related party        2,173,761               --        6,653,542               --        9,856,777
   Research and development                          211,671           17,571          341,290           23,376          369,830
   Depreciation and amortization                      30,648              465           46,273              647           47,104
   General and administrative                        437,039          160,954        1,306,084          184,299        2,158,097
                                                ------------     ------------     ------------     ------------     ------------

                    Total Operating Expenses       2,853,119          178,990        8,347,189          208,322       12,431,808
                                                ------------     ------------     ------------     ------------     ------------

Loss From Operations                              (2,853,119)        (178,990)      (8,347,189)        (208,322)     (12,431,808)

Investment Income                                     30,506                6           94,889                6          104,144
                                                ------------     ------------     ------------     ------------     ------------

Net Loss                                          (2,822,613)        (178,984)      (8,252,300)        (208,316)     (12,327,664)

Preferred Stock Dividends                                 --               --         (270,000)              --       (2,390,000)
                                                ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders                 $ (2,822,613)    $   (178,984)    $ (8,522,300)    $   (208,316)    $(14,717,664)
                                                ============     ============     ============     ============     ============

Pro Forma Information
   Net loss                                                      $   (178,984)                     $   (208,316)
   Pro forma tax provision                                                 --                                --
                                                                 ------------                      ------------

   Pro forma net loss                                            $   (178,984)                     $   (208,316)
                                                                 ============                      ============

Basic and Diluted Loss per Common Share         $      (0.08)    $         --     $      (0.23)    $         --
                                                ============     ============     ============     ============

Basic and Diluted Weighted Average
  Common Shares Outstanding                       37,538,189       26,190,110       37,542,401       25,450,495
                                                ============     ============     ============     ============

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                              Preferred Stock          Common Stock        Additional
                                          ----------------------  ----------------------     Paid-In     Subscription     Deferred
                                             Shares      Amount      Shares      Amount      Capital      Receivable    Compensation
                                          -----------  ---------  -----------  ---------  ------------   ------------   ------------
Balances, March 12, 2001
  (Date of Inception)                              --  $      --           --  $      --  $         --   $         --   $        --

Members' capital contributions, 3/15/2001          --         --   25,300,000      2,530        30,653        (33,183)           --

Capital contributions received,
  3/1 - 8/13/2001                                  --         --           --         --            --         33,183            --

Members' contributed services,
  3/15 - 6/30/2001                                 --         --           --         --        12,986             --            --

Members' capital contributions, 9/1/2001           --         --    2,700,000        270     1,349,730     (1,350,000)           --

Warrants to purchase 6,300,000 shares of
  common stock at $1.60 per share issued
  in private placement                             --         --           --         --            --             --            --

Common stock issuable for consulting
  services, 9/1/2001; 500,000 shares               --         --           --         --       135,000             --            --

Common stock issued in private placement
  net of issuance costs, 11/13/2001;
  2,076,179 shares at $1.60 per share              --         --    2,076,179        208     3,190,429             --            --

Warrants to purchase 415,237 shares of
  common stock at $4.00 per share issued
  in private placement, 11/13/2001                 --         --           --         --            --             --            --

Net assets and liabilities acquired in
  merger with Hercules                             --         --    7,512,000        751      (303,071)            --            --

Preferred stock issued, net of issuance
  costs, 12/10/2001; 1,000,000 shares
  at $10.00 per share                       1,000,000      1,000           --         --     9,946,496             --            --

Preferred stock dividend, 12/10/2001               --         --           --         --     2,120,000             --            --

Options to purchase 200,000 shares of
  common stock at $1.77 (based on
  valuation) issued for legal services,
  12/31/2001                                       --         --           --         --       354,000             --      (354,000)

Options to purchase 100,000 shares of
  common stock at $1.77 (based on
  valuation) issued for consulting
  services, 12/31/2001                             --         --           --         --       177,000             --      (177,000)

Amortization of deferred compensation              --         --           --         --            --             --       132,750

Net loss                                           --         --           --         --            --             --            --
                                          -----------  ---------  -----------  ---------  ------------   ------------   -----------

Balance, December 31, 2001                  1,000,000  $   1,000   37,588,179  $   3,759  $ 17,013,223   $ (1,350,000)  $  (398,250)
                                          -----------  ---------  -----------  ---------  ------------   ------------   -----------

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                                                 Deficit
                                                Accumulated    Accumulated
                                                   Other        During the                         Total
                                               Comprehensive   Development                    Comprehensive
                                                    Loss          Stage            Total           Loss
                                                -----------    -----------     -----------     -----------
Balances, March 12, 2001
  (Date of Inception)                           $        --    $        --     $        --     $        --

Members' capital contributions, 3/15/2001                --             --              --              --

Capital contributions received,
  3/1 - 8/13/2001                                        --             --          33,183              --

Members' contributed services,
  3/15 - 6/30/2001                                       --             --          12,986              --

Members' capital contributions, 9/1/2001                 --             --              --              --

Warrants to purchase 6,300,000 shares of
  common stock at $1.60 per share issued
  in private placement                                   --             --              --              --

Common stock issuable for consulting
  services, 9/1/2001; 500,000 shares                     --             --         135,000              --

Common stock issued in private placement
  net of issuance costs, 11/13/2001;
  2,076,179 shares at $1.60 per share                    --             --       3,190,637              --

Warrants to purchase 415,237 shares of
  common stock at $4.00 per share issued
  in private placement, 11/13/2001                       --             --              --              --

Net assets and liabilities acquired in
  merger with Hercules                                   --             --        (302,320)             --

Preferred stock issued, net of issuance
  costs, 12/10/2001; 1,000,000 shares
  at $10.00 per share                                    --             --       9,947,496              --

Preferred stock dividend, 12/10/2001                     --     (2,120,000)             --              --

Options to purchase 200,000 shares of
  common stock at $1.77 (based on valuation)
  issued for legal services, 12/31/2001                  --             --              --              --

Options to purchase 100,000 shares of
  common stock at $1.77 (based on valuation)
  issued for consulting services, 12/31/2001             --             --              --              --

Amortization of deferred compensation                    --             --         132,750              --

Net loss                                                 --     (4,075,364)     (4,075,364)             --
                                                -----------    -----------     -----------     -----------

Balance, December 31, 2001 (audited)            $        --    $(6,195,364)    $ 9,074,368     $        --
                                                -----------    -----------     -----------     -----------

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                             Preferred Stock         Common Stock          Additional
                                         ---------------------  -----------------------     Paid-In     Subscription     Deferred
                                           Shares      Amount      Shares       Amount      Capital      Receivable    Compensation
                                         ----------  ---------  -----------   ---------   ------------  ------------   ------------
Balances Brought Forward                  1,000,000  $   1,000   37,588,179   $   3,759   $ 17,013,223  $ (1,350,000)  $   (398,250)

Oversubscription of common stock issued
  in private placement, 11/13/2001;
  49,990 shares cancelled at $1.60
  per share, 1/24/2002                           --         --      (49,990)         (5)       (79,995)           --             --

Preferred stock issue, net of issuance
  costs, 1/31/2002; 250,000 shares
  at $10.00 per share                       250,000        250           --          --      2,499,750            --             --

Preferred stock issue, net of issuance
  costs, 4/30/2002; 250,000 shares
  at $10.00 per share                       250,000        250           --          --      2,499,750            --             --

Preferred stock dividend, April 30, 2002         --         --           --          --        270,000            --             --

Preferred stock issue, net of issuance
  costs, 7/31/2002; 250,000 shares
  at $10.00 per share                       250,000        250           --          --      2,499,750            --             --

Collection of subscription receivable,
  July 2002                                      --         --           --          --             --       280,000             --
Collection of subscription receivable,
  August 2002                                    --         --           --          --             --        65,000             --
Collection of subscription receivable,
  September 2002                                 --         --           --          --             --        48,000             --

Options issued for consulting services,
  9/10/2002; 15,000 options at $0.38 per
  option, based on valuation                     --         --           --          --          5,700            --         (5,700)

Amortization of deferred compensation            --         --           --          --             --            --         99,802

COMPREHENSIVE LOSS

Net loss                                         --         --           --          --             --            --             --

Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale securities                  --         --           --          --             --            --             --
                                         ----------  ---------  -----------   ---------   ------------  ------------   ------------

          Total Comprehensive Loss

Balance, September 30, 2002 (unaudited)   1,750,000  $   1,750   37,538,189   $   3,754   $ 24,708,178  $   (957,000)  $   (304,148)
                                         ==========  =========  ===========   =========   ============  ============   ============

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                                                      Deficit
                                                     Accumulated    Accumulated
                                                         Other       During the                       Total
                                                    Comprehensive    Development                  Comprehensive
                                                         Loss          Stage            Total          Loss
                                                     ------------   ------------    ------------   ------------
Balances Brought Forward                             $         --   $ (6,195,364)   $  9,074,368

Oversubscription of common stock issued
  in private placement, 11/13/2001;
  49,990 shares cancelled at $1.60
  per share, 1/24/2002                                         --             --         (80,000)

Preferred stock issue, net of issuance
  costs, 1/31/2002; 250,000 shares
  at $10.00 per share                                          --             --       2,500,000

Preferred stock issue, net of issuance
  costs, 4/30/2002; 250,000 shares
  at $10.00 per share                                          --             --       2,500,000

Preferred stock dividend April 30, 2002                        --       (270,000)             --

Preferred stock issue, net of issuance
  costs, 7/31/2002; 250,000 shares
  at $10.00 per share                                          --             --       2,500,000

Collection of subscription receivable, July 2002               --             --         280,000
Collection of subscription receivable, Aug. 2002               --             --          65,000
Collection of subscription receivable, Sept. 2002              --             --          48,000

Options issued for consulting services,
  9/10/2002; 15,000 options at $0.38 per
  option, based on valuation                                   --             --              --

Amortization of deferred compensation                          --             --          99,802

COMPREHENSIVE LOSS

Net loss                                                       --     (8,252,300)     (8,252,300)  $ (8,252,300)

Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale securities                            (9,136)            --          (9,136)        (9,136)
                                                     ------------   ------------    ------------   ------------

           Total Comprehensive Loss                                                                $ (8,261,436)
                                                                                                   ============

Balance, September 30, 2002 (unaudited)              $     (9,136)  $(14,717,664)   $  8,725,734
                                                     ============   ============    ============

                  See notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                      Nine Months    March 12, 2001   March 12, 2001
                                                                         Ended       (Inception) to   (Inception) to
                                                                     September 30,    September 30,    September 30,
                                                                         2002             2001             2002
                                                                     ------------     ------------     ------------
Cash Flows from Operating Activities
  Net loss                                                           $ (8,252,300)    $   (208,316)    $(12,327,664)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                       581,988              646          642,343
      Amortization of net premium paid on investments                      44,900               --           44,900
      Dividends reinvested                                                 (1,998)              --           (1,998)
      Members' contributed salaries                                            --           12,986           12,986
      Research and development service fee netted against
        proceeds received from preferred stock issuance                 1,995,000               --        4,995,000
      Operating expenses paid by related parties on
        behalf of Company                                                      --           23,808           17,587
      Amortization of deferred compensation                                99,802               --          232,552
      Compensatory common stock                                                --          135,000          135,000
      Loss on sale of available-for-sale securities                           737               --              737
  Changes in assets and liabilities
      Prepaid expenses                                                     24,713               --          (13,748)
      Interest receivable                                                 (18,832)              --          (18,832)
      Deposits                                                            (29,953)              --          (29,953)
      Accounts payable - related party                                   (145,003)              --           (2,557)
      Accounts payable and accrued expenses                              (142,446)          36,573           98,191
                                                                     ------------     ------------     ------------

                 Net Cash Used in Operating Activities                 (5,843,392)             697       (6,215,456)
                                                                     ------------     ------------     ------------

Cash Flows from Investing Activities
  Purchases of marketable securities                                   (7,213,234)              --       (7,213,234)
  Proceeds from sale of marketable securities                           4,941,313               --        4,941,313
  Expenditures related to patent                                          (18,192)              --          (28,447)
  Purchases of property and equipment                                    (460,848)              --         (462,468)
                                                                     ------------     ------------     ------------

                 Net Cash Used in Investing Activities                 (2,750,961)              --       (2,762,836)
                                                                     ------------     ------------     ------------

Cash Flows from Financing Activities
  Repurchase of common stock                                              (80,000)              --          (80,000)
  Proceeds from stock subscription receivable                             393,000               --          393,000
  Issuance of common stock, net of offering and transaction costs              --               --        2,888,317
  Issuance of preferred stock, net of research and development
    service fee, technology option and costs of offering                5,505,000               --        7,452,496
                                                                     ------------     ------------     ------------

                 Net Cash Provided by Financing Activities              5,818,000               --       10,653,813
                                                                     ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (2,776,353)             697        1,675,521

Cash and Cash Equivalents, Beginning of Period                          4,451,874               --               --
                                                                     ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                             $  1,675,521     $        697     $  1,675,521
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

These financial statements should be read in conjunction with the financial statements and notes included in the Astralis Ltd. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the financial disclosures and accounting policies of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.

The amortization related to the technology option license is recorded as research and development cost as required by Financial Accounting Standard No. 2
- Research and Development Costs.

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

Pro Forma Financial Information

As discussed above, Astralis, LLC was originally organized in the form of a Limited Liability Company. Upon the Merger, its capital structure changed to that of a corporation. The change resulted in the Company retaining the tax benefit for the portion of the losses generated subsequent to November 13, 2001, whereas the previous losses were passed through to the Astralis, LLC members. Pursuant to SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share", a pro forma income statement has been presented which reflects the impact of the Company's change in capital structure as if it had occurred March 12, 2001 (Astralis LLC's inception). This presentation reflects the Company generating a tax benefit, which has been offset with a valuation allowance, which includes the net operating losses incurred by Astralis, LLC during the period from March 12, 2001 to November 13, 2001, the operating period prior to Astralis, LLC's termination.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 3 - MARKETABLE SECURITIES

The Company's marketable equity securities consisted of certificates of deposits, government securities and corporate bonds that have a readily determinable fair market value. Management determines the appropriate classification of its investments using Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

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

As of September 30, 2002, available-for-sale securities consist of the following:

                                                                               Gross              Gross
                                                         Amortized           Unrealized        Unrealized
                                      Due                  Cost                 Loss              Gains            Fair Value
                               -----------------        -----------          ----------        ----------         -----------
Certificate of Deposits        10/2002 to 2/2003        $   994,172          $    (267)         $    962          $   994,867

Corporate Bonds                9/2005                       500,000             (4,130)               --              495,870

Fixed Income Funds             Current                      701,803             (5,701)               --              696,102

Government Securities          11/2002                       32,308                 --                --               32,308
                                                        -----------          ---------          --------          -----------

                                                        $ 2,228,283          $ (10,098)         $    962          $ 2,219,147
                                                        -----------          ---------          --------          -----------

Less Current Portion                                    $ 1,723,277          $      --          $     --          $ 1,723,277
                                                        -----------          ---------          --------          -----------

Non-Current Portion                                     $   505,006          $ (10,098)         $    962          $   495,870
                                                        ===========          =========          ========          ===========

NOTE 4 - INCOME TAXES

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for all deferred assets (net of liabilities).

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

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

Certain stockholders owed $1,350,000 to the Company, under stock subscription agreements, which were due February 13, and May 13, 2002. This money was not paid to the Company causing the notes to become in default. On June 3, 2002 the Company entered into a payment plan agreement with a representative of the stockholders, whereby the stockholders will pay the amounts due, in approximately equal amounts, over a nine-month period commencing in June 2002. The stockholders will be subject to forfeiture of a percentage of their shares if they do not make the required payments. The Company has also agreed to extend the expiration date of warrants to purchase 3,150,000 shares of common stock from December 13, 2003 to December 13, 2004.

As of September 30, 2002, the stockholders were late on the scheduled payments in the amount of $257,000.

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

The Company's stock price on April 30, 2002 was $2.77; consequently, pursuant to the requirements of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the issuance of the Series A Preferred, which are convertible initially at $2.50 per share at any time, resulted in a beneficial conversion feature recorded as a preferred stock dividend in the amount of $270,000.

Since the conversion price of the Series A Preferred is subject to reset provisions as described above, there is a contingent beneficial conversion feature applicable to the Series A Preferred. Using the potential conversion price of $1.60 for the first anniversary date as limited in the purchase agreement, ignoring any other price adjustments described above, the contingent beneficial conversion feature would result in an additional preferred stock dividend of $9,100,000 in December 2002.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - DEFERRED COMPENSATION

The components of deferred compensation are as follows:

                                                                     Consultants
                                                                     -----------

      Balance at December 31, 2001                                   $  398,250
         Deferred compensation recorded                                   5,700
         Amortization to stock-based compensation                       (99,802)
                                                                     ----------

      Balance at September 30, 2002                                  $  304,148
                                                                     ==========

In July 2002, the Company granted 15,000 stock options with a strike price of $2.50, as compensation to a consultant.

NOTE 7 - OPERATING LEASES

On March 13, 2002, the Company entered into a lease agreement for laboratory and office space. The lease period is for three years and rent will be $77,500 annually. The Company also entered into a concurrent service agreement with the lessor of the laboratory space on a time and material basis.

On March 15, 2002, the Company leased an apartment for one key employee and officer for one year. The lease commenced on April 15, 2002 and ends on April 14, 2003. Monthly rent will be $2,865, which will be paid by the Company.

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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 8 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                            Three Months
                                         Ended September 30,             Nine Months        March 12, 2001
                                  -------------------------------           Ended           (Inception) to
                                      2002                2001        September 30, 2002   September 30, 2001
                                  -----------         -----------     ------------------   ------------------
Net loss                          $(2,822,613)        $  (178,984)        $(8,252,300)        $  (208,316)
                                  -----------         -----------         -----------         -----------

Unrealized gain on securities:
  Unrealized gain arising
   during period                        4,522                  --                 962                  --

Less: Reclassification
  adjustment for loss
  realized in net loss                (16,976)                 --             (10,098)                 --
                                  -----------         -----------         -----------         -----------

Unrealized gain (loss), net           (12,454)                 --              (9,136)                 --
                                  -----------         -----------         -----------         -----------

Comprehensive loss                $(2,835,067)        $  (178,984)        $(8,261,436)        $  (208,316)
                                  ===========         ===========         ===========         ===========

NOTE 9 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 14,095,237 and 0 at September 30, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

NOTE 10 - RELATED PARTY TRANSACTIONS

A research entity owned by the spouse of the majority shareholder provided research and development services to the Company totaling $132,826.

On December 10, 2001, the Company entered into a services agreement whereby it agreed to pay $11,000,000 to SkyePharma in return for SkyePharma providing all development, manufacturing, pre-clinical and clinical development services for the Company's primary product, second generation Psoraxine, until December 31, 2002. The contract recognized that SkyePharma performed $3,000,000 of these services in the fourth quarter of 2001 and that SkyePharma will perform and be paid for the remaining $8,000,000 of services in 2002. The payment terms for the services agreement are fixed. $3,000,000 was required to be paid on December 10, 2001 and was expensed in 2001.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

The remaining $8,000,000 is required to be paid in eleven equal monthly installments of $665,000, and a final payment of $685,000 in 2002. For the nine months ended September 30, 2002, the Company expensed $5,985,000 in connection with this agreement.

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

The Company anticipates that their current liquid resources at September 30, 2002, together with the $2,500,000 in proceeds, contractually to be received from the sale of their Series A Preferred (see Note 5) will be sufficient to finance its currently anticipated needs for operating and capital expenditures for 2002 and through the completion of Phase II of the FDA testing process in connection with its Psoraxine drug. However, the Company will need to raise additional funds from outside sources in order to complete future phases of FDA required testing.

There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that the FDA will approve Psoraxine for use in the United States.

NOTE 13 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Payment of the January 2002, April 2002 and July 2002 service fees totaling $1,995,000 were netted against the SkyePharma January 31, 2002 and April 30, 2002 installment purchases of Company's Series A Preferred stock.

The Company recorded an unrealized loss on its securities available-for-sale in the amount of $12,454 and $9,136 for the three months and nine months ended September 30, 2002, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      o Doctor and site enrollment for clinical trials of Psoraxine in the United States; and

      o Preparation of an Investigational New Drug application to obtain approval from the United States Food and Drug Administration for the commencement of clinical trials of Psoraxine in the United States.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001.

For the three months ended September 30, 2002:

      On July 30, 2002, we sold to SkyePharma pursuant to a Purchase Agreement dated December 10, 2001, an aggregate of 250,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share at a purchase price of $10.00 per share, or an aggregate purchase price of $2,500,000. We received net proceeds of approximately $1,835,000 from this placement after we netted out from the proceeds $665,000 due to SkyePharma for services they provided under our Service Agreement with them which were treated as an expense at the time of payment.

      For the three months ended September 30, 2002, we had no revenue and incurred operating expenses of $2,853,119 which consisted primarily of:

      o Research and development costs of $2,385,432, including $1,995,000 that was paid to SkyePharma for services provided under our Service Agreement with them and amortization of approximately $178,572 under our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $437,089, including professional fees and our general corporate expenditures.

      As a result, during the three months ended September 30, 2002, we incurred a net loss of $2,822,613.

For the three months ended September 30, 2001:

      For the three months ended September 30, 2001, we had no revenue and incurred operating expenses of $208,322 which consisted primarily of:

      o     Research and development costs of $17,571.

      o General and administrative costs of approximately $160,954, including professional fees and our general corporate expenditures.

      As a result, during the three months ended September 30, 2001, we incurred a net loss of $178,984.

Nine months ended September 30, 2002 compared to the period from March 12, 2001, which was the date of our inception through September 30, 2001.

For the nine months ended September 30, 2002:

      On July 30, 2002, we sold to SkyePharma pursuant to a Purchase Agreement dated December 10, 2001, an aggregate of 250,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share at a purchase price of $10.00 per share, or an aggregate purchase price of $2,500,000. We received net proceeds of approximately $1,835,000 from this placement after we netted out from the proceeds $665,000 due to SkyePharma for services they provided under our Service Agreement with them which were treated as an expense at the time of payment.

      For the nine months ended September 30, 2002, we had no revenue and incurred operating expenses of $8,347,189 which consisted primarily of:

      o Research and development costs of $6,994,832, including $5,985,000 that was paid to SkyePharma for services provided under our Service Agreement with them and amortization of approximately $535,716 under our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $1,306,084, including professional fees and our general corporate expenditures.

      We also had a non-cash preferred stock dividend in 2002 in the amount of $270,000. The April 30, 2002 sale of convertible preferred stock to SkyePharma had a conversion rate to our common stock which was lower than the market price of our common stock on that date. Therefore, under the requirements of Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the issuance of this preferred stock with a beneficial conversion feature resulted in a preferred stock dividend.

      As a result, during the nine months ended September 30, 2002, we incurred a net loss of $8,522,300.

      For the period from March 12, 2001, which was the date of our inception through September 30, 2001, we had no revenue and incurred operating expenses of $208,322 which consisted primarily of:

      o     Research and development costs of $23,376.

      o General and administrative costs of approximately $184,299, including professional fees and our general corporate expenditures.

      As a result, during the period from March 12, 2001 through September 30, 2001, we incurred a net loss of $208,316.

The Next Twelve Months

      At September 30, 2002 we had cash balances of $1,675,521 and marketable securities of $2,219,147.

      SkyePharma has agreed to purchase for $2,500,000 an additional 250,000 shares of preferred stock on January 31, 2003.

      We anticipate collecting our subscription notes receivable. These subscription notes receivable were due in two installments, with $850,000 having been due on February 13, 2002 and the remaining $500,000 due on May 13, 2002. We entered into a payment plan agreement with the note holders of the subscription notes receivable. The note holders agreed to pay a $200,000 initial payment and will make payments of $150,000 per month from July 2002 until January 2003 and a payment of $100,000 in February 2003. Upon any default by a note holder, such note holder will forfeit the number of shares equal to the remaining amount of his note divided by $0.50. We received the initial payment of $200,000 and the $150,000 payment due in July 2002. We have received $91,000 of the $150,000 payment due in August 2002. We have not received the $150,000 payment due in September 2002 and the $150,000 payment due in October 2002. The total amount outstanding as of November 14, 2002 is $909,000.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash and expected net proceeds of the Purchase Agreement over the course of the next twelve months as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. We are preparing an Investigational New Drug application to obtain approval from the United States Food and Drug Administration for the commencement of clinical trials of Psoraxine in the United States. Upon receiving approval, we will commence doctor and site enrollment for these clinical trials and then conduct clinical trials in the process of obtaining FDA approval of Psoraxine. We will maintain ongoing research and development of Psoraxine. We will expend approximately $4,500,000 in connection with these activities. Included in this amount are payments required under our Service Agreement with SkyePharma which will amount to $2,015,000 for the last quarter of 2002 and are required to be paid in equal monthly amounts.

      o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $1.3 million to pay for professional services, management salaries and salaries of new employees.

      o We also expect to expend approximately $700,000 for our public relations, general administrative and working capital requirements.

      Based on the current operating plan, we anticipate that our existing capital resources, together with the net proceeds we receive from the Purchase Agreement and the proceeds of the subscription notes receivable, will be adequate to satisfy our capital requirements for approximately the twelve month period ending September 30, 2003. However, our plans may change as we reach milestones and as our circumstances may change.

      We also expect to record an additional preferred stock dividend in December 2002. We are subject to the requirements of EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5. Since the conversion price of our preferred stock is subject to reset provisions, there is a contingent beneficial conversion feature. Using the potential conversion price, as limited in the purchase agreement, of $1.60 for the December 2002 anniversary date and ignoring any other price adjustments, the contingent beneficial conversion feature will result in a $9,100,000 preferred stock dividend in December 2002. In December 2003 we may record an additional preferred dividend of $8,510,000.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  RISK FACTORS

      We Have No Sales, We Will Not Have Sales In The Foreseeable Future, We Are In An Early Stage of Development And We May Never Sell Products Or Become Profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a net loss of approximately $14,717,664 as of September 30, 2002 which has increased to date. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      We May Not Be Successful In The Development And Commercialization Of Products.

      We may not develop products that prove to be safe and effective, that meet applicable regulatory standards or that we can manufacture at reasonable costs or market successfully. Successful products will require significant development and investment, including testing, to demonstrate their safety and efficacy prior to their commercialization. We have not proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any regulatory authority will approve our initial product candidate, Psoraxine. Our research and development and clinical trials may not confirm the safety and efficacy of our products, in which case regulatory authorities may not approve them. In addition, even if we successfully complete our research and development efforts, our initial product candidate, Psoraxine, may not perform in the manner we anticipate, and may not be accepted for use by the public.

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

      The FDA must approve any therapeutic product before it can be marketed in the United States. Before we obtain FDA approval of a new drug application or biologics license application, the product must undergo extensive testing, including animal and human clinical trials, which can take many years and requires substantial expenditure. Data obtained from such testing may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new drug application may cause delays or rejections. We must devote a substantial amount of time and resources in the regulatory process in order to obtain regulatory approval of our initial product candidate, Psoraxine.

      Because our initial product candidate, Psoraxine, involves the application of new technologies and may be used upon new therapeutic approaches, government regulatory authorities may subject this product to more rigorous review and may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not conducted any clinical trials for Psoraxine in the United States, nor have we submitted any applications with the FDA or any other regulatory authority to test any potential products in humans or to market any product candidate. We may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities to market our product. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, although we have obtained regulatory approval for clinical testing of Psoraxine in Venezuela, we have not obtained final regulatory approval for the manufacture or commercial distribution of Psoraxine in Venezuela.

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

      Even If Product Candidates Emerge Successfully From Clinical Trials, We May Not Be Able To Successfully Manufacture, Market And Sell Them.

      We have not completed development of our initial product candidate, Psoraxine, and we have not received approval for its use in clinical trials in the United States. If Psoraxine emerges successfully from clinical trials, we will either commercialize products resulting from our proprietary programs directly or through licensing arrangements with other companies. We have no experience in manufacturing and marketing, and we currently do not have the resources or capability to manufacture, market or sell our products on a commercial scale. In order to commercialize Psoraxine directly, we would need to develop or obtain through outsourcing arrangements the capability to manufacture, market and sell products. We have an agreement with SkyePharma under which SkyePharma will provide development, manufacturing, pre-clinical and clinical development services for Psoraxine until December 31, 2002. However, we do not currently have a written agreement covering any period after December 31, 2002 and we may not be able to enter into such an agreement on commercially reasonable terms, or at all. In addition, we currently do not have any agreements for the marketing or sale of any of our products and we may not be able to enter into such agreements on commercially reasonable terms, or at all.

      Any Inability To Adequately Protect Our Proprietary Technologies Could Harm Our Competitive Position.

      Dr. Jose Antonio O'Daly has filed a patent application for Psoraxine, and under the terms of a license agreement and assignment of license agreement, we have the right to use any patent issued pursuant to that application. We license, and do not own, the intellectual property rights to Psoraxine. In addition, we do not have any protection from issued patents covering any of our technology. Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

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

      Some Of Our Existing Stockholders Can Exert Control Over Us And May Not Make Decisions That Further The Best Interests Of All Stockholders.

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 73.17% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

      The Market Price Of Our Common Stock May Be Highly Volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until November 12, 2002, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us, including the selling stockholders pursuant to this prospectus and subsequent sale of common stock by SkyePharma and the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A Large Number Of Shares Of Our Common Stock May Be Sold In The Market, Which May Depress The Market Price Of Our Common Stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 37,538,189 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised and all of the 2,000,000 shares of preferred stock are converted into common stock at the initial conversion rate of four shares of common stock for each share of preferred stock, there will be approximately 52,618,416 shares of common stock outstanding. The conversion ratio for the preferred stock is subject to multiple adjustments for three years depending on our stock price maintaining certain levels. The ratio is also subject to anti-dilution protection. However, the conversion ratio will not adjust to a level greater than approximately 50 shares of common stock for each share of preferred stock. At the current stock price on November 12, 2002 of $0.43 per share, the conversion ratio would adjust, subject to limitations in the purchase agreement, to 6.25 shares of common stock for each share of preferred stock. The first date for determining an adjustment based on stock price is December 10, 2002. Subsequent adjustments may be made on December 10, 2003 and December 10, 2004. Of the outstanding shares, up to 9,931,415 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

      Our Common Stock Qualifies As A "Penny Stock" Under SEC Rules Which May Make It More Difficult For Our Stockholders To Resell Their Shares Of Our Common Stock.

      Our common stock trades on the Over-The-Counter Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      We entered into a Purchase Agreement ("Purchase Agreement") dated as of December 10, 2001 with SkyePharma PLC, a company incorporated under the laws of England and Wales ("SkyePharma"). As of November 11, 2002, pursuant to the Purchase Agreement, SkyePharma purchased 1,750,000 shares of our Series A Convertible Preferred Stock, $.001 par value per share ("Preferred Stock"), at a purchase price of $10.00 per share, or an aggregate purchase price of $17,500,000. Pursuant to the Purchase Agreement, SkyePharma will make a total equity investment in our company of up to $20,000,000. SkyePharma has agreed to purchase for $2,500,000 an additional 250,000 shares of Preferred Stock on January 31, 2003. Each share of Preferred Stock issued pursuant to the Purchase Agreement is initially convertible into four shares of Common Stock at the option of SkyePharma initially at a conversion rate of $2.50 per share of Common Stock. The conversion ratio for the Preferred Stock is subject to multiple adjustments for three years depending on our stock price maintaining certain levels. The ratio is also subject to anti-dilution protection. However, the conversion ratio will not adjust to a level greater than approximately 50 shares of Common Stock for each share of Preferred Stock. At the current stock price on November 12, 2002 of $0.43 per share, the conversion ratio would adjust, subject to limitations in the Purchase Agreement, to 6.25 shares of Common Stock for each share of Preferred Stock. The first date for determining an adjustment based on stock price is December 10, 2002. Subsequent adjustments may be made on December 10, 2003 and December 10, 2004. In connection with the sale of Preferred Stock, we relied on the exemption from registration with the Securities and Exchange Commission provided under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933. We relied on the fact that the offering of Preferred Stock was only made available to "Accredited Investors" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission. No underwriter was used in connection with the offering.

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

      (b) Reports on Form 8-K

      On August 9, 2002, we filed a current report on Form 8-K reporting that we submitted to the Securities and Exchange Commission the certification of our report on Form 10-QSB for the quarter ended June 30, 2002 by our chief executive officer and chief financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTRALIS LTD.
                                (Registrant)


Dated: November 14, 2002        By: /s/ Mike Ajnsztajn
                                    --------------------------------------------
                                    Mike Ajnsztajn
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: November 14, 2002        By: /s/ Gina Tedesco
                                    --------------------------------------------
                                    Gina Tedesco
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                        Certification of Quarterly Report

      I, Mike Ajnsztajn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Astralis Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       /s/ Mike Ajnsztajn
                                              ----------------------------------
                                              Name:  Mike Ajnsztajn
                                              Title: Chief Executive Officer

                        Certification of Quarterly Report

      I, Gina Tedesco, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Astralis Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       /s/ Gina Tedesco
                                              ----------------------------------
                                              Name:  Gina Tedesco
                                              Title: Chief Financial Officer