Form 10QSB
period 2003-03-31
ASTRALIS LTD
filed 2003-05-13
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------

                                   Form 10-QSB

  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
               1934 for the quarterly period ended March 31, 2003

                        Commission file number: 000-30997

                                  Astralis Ltd.
        (exact name of small business issuer as specified in its charter)

             Delaware                                    84-1508866
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                               75 Passaic Avenue
                              Fairfield, NJ 07004
                     (Address of principal executive office)

                                  973-227-7168
                (Issuer's telephone number, including area code)

      The number of shares of the Issuer's Common Stock outstanding as of May 12, 2003 was 37,538,189.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                                  ASTRALIS LTD.

                                      INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

Part I.    Financial Information                                               3

Item 1.    Condensed Balance Sheets as of March 31, 2003 (unaudited)
           and December 31, 2002                                               3

           Condensed Statements of Operations (unaudited)                      4

           Condensed Statements of Cash Flows (unaudited)                      5

           Notes to Condensed Financial Statements                             6

Item 2.    Management's Discussion and Analysis or Plan of Operations          9

Item 3.    Controls and Procedures                                            11

           Risk Factors                                                       11

Part II.   Other Information                                                  11

Item 2.    Changes in Securities and Use of Proceeds                          16

Item 5     Other Information                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                             Condensed Balance Sheet

                                     ASSETS
                                                                          March 31,      December 31,
                                                                            2003            2002
                                                                        ------------     ------------
                                                                         (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                            $    370,777     $    227,193
   Marketable securities                                                   2,720,108        1,207,179
   Interest receivable, net                                                    9,154            5,891
   Prepaid expense - related party                                         1,763,125        1,995,000
   Prepaid expenses and supplies                                              90,918          103,488
                                                                        ------------     ------------

                    Total Current Assets                                   4,954,082        3,538,751

Intangible Assets, Net - Related Party                                     4,047,616        4,226,188
Other Intangible Assets, Net                                                  44,356           43,833
Property and Equipment, Net                                                  358,901          362,713
Deposits                                                                      29,953           29,953
                                                                        ------------     ------------

                                                                        $  9,434,908     $  8,201,438
                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                $    237,446     $    263,245
                                                                        ------------     ------------

                    Total Current Liabilities                                237,446          263,245
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     2,000,000 shares authorized at 2003 and 2002; 2,000,000 and
     1,750,000 issued and outstanding at 2003 and 2002, respectively
     (liquidation preference - $21,218,494 at 2002)                            2,000            1,750
   Common stock; $.0001 par value; 75,000,000 shares authorized at
     2003; 37,538,189 and 37,588,179 issued and outstanding at
     2003 and 2002, respectively                                               3,754            3,754
   Additional paid-in capital                                             35,937,651       33,429,396
   Deferred compensation                                                     (17,325)         (12,164)
   Common stock subscriptions receivable                                    (652,685)        (885,000)
   Accumulated other comprehensive loss                                      (16,857)         (15,181)
   Deficit accumulated in the development stage                          (26,059,076)     (24,584,362)
                                                                        ------------     ------------

                    Total Stockholders' Equity                             9,197,462        7,938,193
                                                                        ------------     ------------

                                                                        $  9,434,908     $  8,201,438
                                                                        ============     ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                         Three Months       Three Months      March 12, 2001
                                                             Ended             Ended          (Inception) to
                                                        March 31, 2003     March 31, 2002     March 31, 2003
                                                        --------------     --------------     --------------
Revenues                                                 $         --       $         --       $         --
                                                         ------------       ------------       ------------

Operating Expenses
   Research and development - related party                   430,447          2,295,534         10,468,081
   Research and development                                   731,058                 --          1,686,741
   Depreciation and amortization                               31,549              1,235             48,108
   General and administrative                                 318,769            529,585          2,545,033
                                                         ------------       ------------       ------------

                   Total Operating Expenses                 1,511,823          2,826,354         14,747,963
                                                         ------------       ------------       ------------

Loss From Operations                                       (1,511,823)        (2,826,354)       (14,747,963)

Investment Income                                              37,109             30,425            157,637
                                                         ------------       ------------       ------------

Net Loss                                                   (1,474,714)        (2,795,929)       (14,590,326)

Preferred Stock Dividends                                          --                 --        (11,468,750)
                                                         ------------       ------------       ------------

Net Loss to Common Stockholders                          $ (1,474,714)      $ (2,795,929)      $(26,059,076)
                                                         ============       ============       ============

Basic and Diluted Loss per Common Share                  $      (0.04)      $      (0.07)
                                                         ============       ============

Basic and Diluted Weighted Average Common Shares
 Outstanding                                               37,538,189         37,551,373
                                                         ============       ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                         Three Months       Three Months      March 12, 2001
                                                                             Ended             Ended          (Inception) to
                                                                        March 31, 2003     March 31, 2002     March 31, 2003
                                                                        --------------     --------------     --------------
Cash Flows from Operating Activities
    Net loss                                                             $ (1,474,714)      $ (2,795,929)      $(14,590,326)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                          210,121            179,807          1,057,216
       Amortization of net premium paid on investments                          2,978             14,375             51,792
       Dividends reinvested                                                   (11,586)                --            (21,382)
       Members' contributed salaries                                               --                 --             12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                            --            665,000          4,995,000
       Operating expenses paid by related parties on
        behalf of Company                                                          --                 --             17,587
       Amortization of deferred compensation                                    3,345             33,188            170,349
       Compensatory common stock                                                   --                 --            135,000
       Loss on sale of marketable securities                                       --                 --              7,145
    Changes in assets and liabilities
       Prepaid expenses                                                       250,246             10,032         (1,818,003)
       Interest receivable                                                     (3,263)           (54,992)            (9,154)
       Supplies                                                                (5,802)                --            (36,041)
       Deposits                                                                    --            (28,190)           (29,953)
       Accounts payable - related party                                            --           (142,446)                --
       Accounts payable and accrued expenses                                   (5,799)           (90,274)           257,446
                                                                         ------------       ------------       ------------

                  Net Cash Used in Operating Activities                    (1,034,474)        (2,209,429)        (9,800,338)
                                                                         ------------       ------------       ------------

Cash Flows from Investing Activities
    Purchases of marketable securities                                     (1,665,997)        (4,520,957)        (9,304,434)
    Proceeds from sale of marketable securities                               160,000            756,000          6,529,914
    Expenditures related to patent                                             (1,113)           (13,745)           (32,282)
    Purchases of property and equipment                                       (27,147)           (60,890)          (460,211)
                                                                         ------------       ------------       ------------

                  Net Cash Used in Investing Activities                    (1,534,257)        (3,839,592)        (3,267,013)
                                                                         ------------       ------------       ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                     --            (80,000)           (80,000)
    Proceeds from stock subscription receivable                               232,315                 --            697,315
    Issuance of common stock, net of offering and transaction costs                --                 --          2,888,317
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                   2,480,000          1,835,000          9,932,496
                                                                         ------------       ------------       ------------

                  Net Cash Provided by Financing Activities                 2,712,315          1,755,000         13,438,128
                                                                         ------------       ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                          143,584         (4,294,021)           370,777

Cash and Cash Equivalents, Beginning of Period                                227,193          4,451,874                 --
                                                                         ------------       ------------       ------------

Cash and Cash Equivalents, End of Period                                 $    370,777       $    157,853       $    370,777
                                                                         ============       ============       ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Astralis Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.

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

NOTE 3 - GOING CONCERN

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over several years. The Company expects to commence clinical testing of Psoraxine in 2003; however, the IND application to commence clinical trials is currently on hold until the Company provides the FDA with additional information and addresses certain issues regarding the design of the pre-clinical studies. No assurance can be given that the FDA will release the hold placed on the study or that clinical trials will commence. The Company will need significant additional funds to complete all of the testing required by the FDA. Currently, the Company has no products approved for commercial sale and therefore no means to generate revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to pursue opportunities to sell equity securities privately to limited investors in 2003. These funds, in addition to its cash and marketable securities held at March 31, 2003, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for 2003, including the cost to complete Phase II of the FDA testing process for Psoraxine. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

The Company's ability to adhere to its current business plan is dependent upon raising capital through debt and equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that the FDA will approve Psoraxine for use in the United States. If the Company does not obtain the needed funds, it will likely be required to delay development of its products, alter its business plan, or in the extreme situation, cease operations.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 3 - GOING CONCERN (Continued)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital as described above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

As of March 31, 2003, available-for-sale securities consist of the following:

                                                                            Gross             Gross
                                                       Amortized          Unrealized        Unrealized
                                    Due                  Cost                Loss              Gains           Fair Value
                                ----------            -----------         ----------        ----------        -----------
Certificate of                  7/2003 to
   Deposits *                     10/2014             $ 1,015,582         $  (8,234)         $  2,278         $ 1,009,626

Fixed Income Funds              Current                 1,721,368           (10,886)               --           1,710,482
                                                      -----------         ---------          --------         -----------

                                                      $ 2,736,950         $ (19,120)         $  2,278         $ 2,720,108
                                                      ===========         =========          ========         ===========

*It will be necessary for the Company to utilize the proceeds from these certificates of deposits to fund its operations in 2003 and therefore they have been classified as short-term investments.

NOTE 5 - STOCK SUBSCRIPTION RECEVIABLE

Certain stockholders owed $1,350,000 to the Company, under stock subscription agreements, which was due February 13, and May 13, 2002. This money was not paid to the Company causing the notes to become in default. As of March 31, 2003, the stockholders were late on the scheduled payments in the amount of $652,685.

The board of directors of the Company have voted to cancel, effective June 1, 2003, the proportionate shares of common stock for which the related subscription receivables are not paid in full by May 31, 2003.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - CAPITAL STOCK ACTIVITY

Under the terms of a purchase agreement dated December 10, 2001, SkyePharma PLC ("SkyePharma") agreed to purchase 2,000,000 shares of Series A Convertible Preferred Stock of the Company at a price of $10 per share. On January 31, 2003, the Company sold 250,000 shares of the Series A Convertible Preferred Stock to SkyePharma for a purchase price of $2,500,000, which represented the final installment under the purchase agreement. The Company owed SkyePharma $20,000 related to the final payment of a service agreement. That amount was deducted from the proceeds of the January 2003 issuance of the preferred stock.

NOTE 7 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                               Three Months        Three Months
                                                   Ended               Ended
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------

      Net loss                                 $(1,474,714)        $(2,795,929)

      Unrealized gain (loss), net                   (1,676)            (56,158)
                                               -----------         -----------

      Comprehensive loss                       $(1,476,390)        $(2,852,087)
                                               ===========         ===========

NOTE 8 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 19,595,237 and 12,080,239 at March 31, 2003 and 2002, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2003, the Company amended an investor relation agreement with one of its shareholders. The agreement was amended to provide that in lieu of paying $4,000 per month in consideration for services provided, the Company would credit the shareholder's subscription note receivable for said amount until the receivable is paid in full. At March 31, 2003, the balance on the note was $60,000.

On March 24, 2003, the Board of Directors approved, effective on April 4, 2003, the grant of options to a director to purchase 50,000 shares of common stock at an exercise price of $0.45 per share. Options to purchase 12,500 shares of common stock vested on April 4, 2004, and options to purchase an additional 12,500 shares will vest each year thereafter for the following three years.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this quarterly report on Form 10-QSB. This quarterly report contains certain statements of a forward-looking nature relating to future events or our future financial performance. We caution prospective investors that such statements involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report, including the matters set forth under the caption "Risk Factors" which could cause actual results to differ materially from those indicated by such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

For the three months ended March 31, 2003:

      On January 31, 2003, we sold to SkyePharma PLC ("SkyePharma") pursuant to a Purchase Agreement dated December 10, 2001, 250,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $2,500,000. We received net proceeds of approximately $2,480,000 after we netted out from the proceeds $20,000 due to SkyePharma for services they provided under our Service Agreement with them which was treated as an expense at the time of payment.

      For the three months ended March 31, 2003, we had no revenue and incurred operating expenses of $1,511,823 which consisted primarily of:

      o Research and development costs of $1,161,505, including $430,447 that was paid to SkyePharma for services provided under our Service Agreement with them and amortization of approximately $178,572 under our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $318,769, including professional fees and our general corporate expenditures.

For the three months ended March 31, 2002:

      On January 31, 2002, we sold to SkyePharma pursuant to a Purchase Agreement dated December 10, 2001, 250,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $2,500,000. We received net proceeds of approximately $1,835,000 from this placement after we netted out from the proceeds $665,000 due to SkyePharma for services they provided under our Service Agreement with them which was treated as an expense at the time of payment.

      For the three months ended March 31, 2002, we had no revenue and incurred operating expenses of $2,826,534 which consisted primarily of:

      o Research and development costs of $2,295,534, including $1,995,000 that was paid to SkyePharma for services provided under our Service Agreement with them and amortization of approximately $178,000 under our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $529,585, including professional fees related to our merger with Astralis, LLC and our general corporate expenditures.

The Next Twelve Months

      At March 31, 2003 we had cash balances of $370,777 and marketable securities of $2,720,108.

      We anticipate collecting a portion of our outstanding amounts on our subscription notes receivable. These subscription notes receivable were originally due in two installments during 2002. We did not receive all of the amounts due under the installment payments. We entered into a payment plan agreement with the note holders of the subscription notes receivable. As of March 31, 2003, the note holders failed to make scheduled payments in the aggregate amount of $652,685. In accordance with the terms of the payment plan agreement, we have decided that on June 1, 2003, we will cancel any shares of common stock corresponding to any unpaid balance.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. Upon receiving approval of our Investigational New Drug application, we will conduct clinical trials in the process of obtaining FDA approval of Psoraxine. We will maintain ongoing research and development of Psoraxine. We will expend approximately $2,700,000 in connection with these activities.

      o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $750,000 to pay management salaries and salaries of employees.

      o We also expect to expend approximately $1,250,000 for our public relations, general administrative and working capital requirements.

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

      Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a net loss of approximately $26,059,076 as of March 31, 2003 which has increased to date. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      Because our initial product candidate, Psoraxine, involves the application of new technologies and may be used upon new therapeutic approaches, government regulatory authorities may subject this product to more rigorous review and may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not conducted any clinical trials for Psoraxine in the United States, nor have we received approval from the FDA or any other regulatory authority to test any potential products in humans or to market any product candidate. Although we have filed an Investigational New Drug application with the FDA, a representative of the FDA has informed us that, before clinical trials may proceed, we must provide the FDA with additional information and address certain issues regarding the design of the pre-clinical studies. As a result, the FDA has indicated that we will be receiving a letter instructing us not to proceed with any clinical studies unless and until these matters have been resolved to the satisfaction of the FDA. No assurance can be given that the FDA will release the hold placed on our study or whether or when we may commence clinical trials. In addition, we may not obtain the necessary approvals from the FDA or other regulatory authorities to market our product. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, although we have obtained regulatory approval for clinical testing of Psoraxine in Venezuela, we have not obtained final regulatory approval for the manufacture or commercial distribution of Psoraxine in Venezuela.

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

      Some Of Our Existing Stockholders Can Exert Control Over Us And May Not Make Decisions That Further The Best Interests Of All Stockholders.

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 75.75% of our outstanding common stock. In addition, as a result of the application of certain preferred stock adjustment rights, SkyePharma's percentage ownership may increase substantially from its current 25.41% and may result in it having control of the company. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders. In the event of a merger or acquisition resulting in a change in control, SkyePharma also has a right to a premium equal to its purchase price for the preferred stock plus 30% of such purchase price per annum commencing on the date of issuance of the preferred stock.

      The Market Price Of Our Common Stock May Be Highly Volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until May 12, 2003, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could have an adverse effect on the price of our common stock.

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

Item 5. Other Information

      The FDA has reviewed the IND Application for Psoraxine that we filed on March 28, 2003. A representative of the FDA has informed us that, before clinical trials may proceed, we must provide the FDA with additional information and address certain issues regarding the design of the pre-clinical studies. As a result, the FDA has indicated that we will be receiving a letter instructing us not to proceed with any clinical studies unless and until these matters have been resolved to the satisfaction of the FDA. No assurance can be given that the FDA will release the hold placed on our study or whether or when we may commence clinical trials.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit Number                          Description
--------------                          -----------

3.1 *             Certificate of Incorporation of Astralis Ltd.
3.2 *             Bylaws of Astralis Ltd.
10.1 *            Agreement and Plan of Merger
10.2 #            Contribution Agreement dated September 10, 2001
10.3 ##           Purchase Agreement dated December 10, 2001
10.4 ##           Stockholder Agreement dated December 10, 2001
10.5 +            2001 Stock Option Plan
10.6 **           Sub-Lease Agreement
10.7 **           License Agreement dated April 26,2001 between Jose Antonio
                  O'Daly and Astralis, LLC
10.8 **           Assignment of License
10.9 **           Form of Warrant
10.10 ++          Agreement for Services dated December 10, 2001 between
                  SkyePharma Inc. and Astralis Ltd.
10.11 ++          Technology Access Option Agreement dated December 10, 2001 by and among SkyePharma Inc., SkyePharma Holding AG and Astralis
                  Ltd.
10.12+++          Employment Agreement dated December 10, 2001, between Dr. Jose
                  Antonio O'Daly and Astralis Ltd.
10.13+++          Amendment #1 to Agreement for Services dated March 18, 2003 between SkyePharma Inc. and Astralis Ltd.
99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

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

+++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB for Astralis Ltd. on March 31, 2003.

      (b) Reports on Form 8-K

      On March 31, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding our earnings for the fiscal year ended December 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTRALIS LTD.
                                (Registrant)


Dated: May 13, 2003             By: /s/ Mike Ajnsztajn
                                    --------------------------------------------
                                    Mike Ajnsztajn
                                    Chief Executive Officer
                                    (Principal Executive Officer; Authorized
                                    Signatory on behalf of Registrant)


Dated: May 13, 2003             By: /s/ Gina Tedesco
                                    --------------------------------------------
                                    Gina Tedesco
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: May 13, 2003                        /s/ Mike Ajnsztajn
                                          -------------------------------------
                                          Name:  Mike Ajnsztajn
                                          Title: Chief Executive Officer

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


Date: May 13, 2003                          /s/ Gina Tedesco
                                            ------------------------------------
                                            Name:  Gina Tedesco
                                            Title: Chief Financial Officer