Form 10QSB
period 2003-06-30
ASTRALIS LTD
filed 2003-08-12
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

  (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2003.

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _____ to _____

                        Commission file number: 000-30997

                                  Astralis Ltd.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     84-1508866
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                75 Passaic Avenue
                           Fairfield, New Jersey 07004
                    (Address of principal executive offices)
                                 (973) 227-7168
                           (Issuer's telephone number)

37,538,189 shares of Common Stock outstanding as of August 5, 2003.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Part I.   Financial Information                                                3

Item 1.   Condensed Balance Sheets as of June 30, 2003 (unaudited) and
          December 31, 2002                                                    3

          Condensed Statements of Operations (unaudited)                       4

          Condensed Statements of Cash Flows (unaudited)                       5

          Notes to Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis or Plan of Operations          10

Item 3.   Controls and Procedures                                             12

          Risk Factors                                                        12

Part II.  Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                      ASSETS
                                                                          June 30,       December 31,
                                                                            2003             2002
                                                                        ------------     ------------
                                                                         (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                            $    400,283     $    227,193
   Marketable securities                                                   2,109,223        1,207,179
   Interest receivable, net                                                    1,048            5,891
   Prepaid expense - related party                                         1,511,250        1,995,000
   Prepaid expenses and supplies                                             103,854          103,488
                                                                        ------------     ------------

                    Total Current Assets                                   4,125,658        3,538,751

Intangible Assets, Net - Related Party                                     3,869,044        4,226,188
Other Intangible Assets, Net                                                  47,040           43,833
Property and Equipment, Net                                                  332,771          362,713
Deposits                                                                      29,953           29,953
                                                                        ------------     ------------

                                                                        $  8,404,466     $  8,201,438
                                                                        ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                $    141,901     $    263,245
                                                                        ------------     ------------

                    Total Current Liabilities                                141,901          263,245
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     2,000,000 shares authorized at 2003 and 2002; 2,000,000 and
     1,750,000 issued and outstanding at 2003 and 2002, respectively
     (liquidation preference - $21,517,671 at 2003)                            2,000            1,750
   Common stock; $.0001 par value; 75,000,000 shares authorized at
     2003; 37,538,189 issued and outstanding at
     2003 and 2002                                                             3,754            3,754
   Additional paid-in capital                                             35,938,327       33,429,396
   Deferred compensation                                                     (14,457)         (12,164)
   Common stock subscriptions receivable                                    (298,000)        (885,000)
   Accumulated other comprehensive loss                                      (18,038)         (15,181)
   Deficit accumulated in the development stage                          (27,351,021)     (24,584,362)
                                                                        ------------     ------------

                    Total Stockholders' Equity                             8,262,565        7,938,193
                                                                        ------------     ------------

                                                                        $  8,404,466     $  8,201,438
                                                                        ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months                      Six Months
                                                       Ended June 30,                   Ended June 30,            March 12, 2001
                                               -----------------------------     -----------------------------    (Inception) to
                                                   2003             2002             2003             2002         June 30, 2003
                                               ------------     ------------     ------------     ------------     -------------
Revenues                                       $         --     $         --     $         --     $         --     $         --
                                               ------------     ------------     ------------     ------------     ------------

Operating Expenses
   Research and development - related party         430,447        2,184,247          860,894        4,479,781       10,898,528
   Research and development                         552,042          129,619        1,283,100          129,619        2,238,782
   Depreciation and amortization                     32,994           14,390           64,543           15,625           81,102
   General and administrative                       324,381          339,460          643,150          869,045        2,869,414
                                               ------------     ------------     ------------     ------------     ------------

                  Total Operating Expenses        1,339,864        2,667,716        2,851,687        5,494,070       16,087,826
                                               ------------     ------------     ------------     ------------     ------------

Loss From Operations                             (1,339,864)      (2,667,716)      (2,851,687)      (5,494,070)     (16,087,826)

Investment Income                                    47,918           33,958           85,027           64,383          205,555
                                               ------------     ------------     ------------     ------------     ------------

Net Loss                                         (1,291,946)      (2,633,758)      (2,766,660)      (5,429,687)     (15,882,271)

Preferred Stock Dividends                                --         (270,000)              --         (270,000)     (11,468,750)
                                               ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders                $ (1,291,946)    $ (2,903,758)    $ (2,766,660)    $ (5,699,687)    $(27,351,021)
                                               ============     ============     ============     ============     ============

Basic and Diluted Loss per Common Share        $      (0.03)    $      (0.08)    $      (0.07)    $      (0.15)
                                               ============     ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                       37,538,189       37,538,189       37,538,189       37,544,781
                                               ============     ============     ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months        Six Months     March 12, 2001
                                                                           Ended            Ended        (Inception) to
                                                                       June 30, 2003     June 30, 2002    June 30, 2003
                                                                       -------------     -------------   --------------
Cash Flows from Operating Activities
    Net loss                                                            $ (2,766,660)    $ (5,429,687)    $(15,882,272)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                         421,691          372,769        1,268,786
       Amortization of net premium paid on investments                         4,962           33,907           53,776
       Dividends reinvested                                                  (30,061)              --          (39,857)
       Members' contributed salaries                                              --               --           12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                           --        1,330,000        4,995,000
       Operating expenses paid by related parties on
        behalf of Company                                                         --               --           17,587
       Amortization of deferred compensation                                   6,888           66,376          173,892
       Investor relations fee netted against subscription receivable          12,000               --           12,000
       Compensatory common stock                                                  --               --          135,000
       (Gain) loss on sale of marketable securities                          (10,280)           4,446           (3,135)
    Changes in assets and liabilities
       Prepaid expenses - related party                                      503,750               --       (1,491,250)
       Prepaid expenses                                                        9,112           12,521          (64,137)
       Interest receivable                                                     4,843          (57,869)          (1,048)
       Supplies                                                               (9,478)              --          (39,717)
       Deposits                                                                   --          (29,953)         (29,953)
       Accounts payable - related party                                           --          522,554               --
       Accounts payable and accrued expenses                                (121,344)         (84,781)         141,901
                                                                        ------------     ------------     ------------

                  Net Cash Used in Operating Activities                   (1,974,577)      (3,259,717)     (10,740,441)
                                                                        ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchases of marketable securities                                    (1,915,369)      (6,013,261)      (9,553,806)
    Proceeds from sale of marketable securities                            1,045,847        2,267,511        7,415,761
    Expenditures related to patent                                            (4,416)         (16,886)         (35,585)
    Purchases of property and equipment                                      (33,395)        (298,416)        (466,459)
                                                                        ------------     ------------     ------------

                  Net Cash Used in Investing Activities                     (907,333)      (4,061,052)      (2,640,089)
                                                                        ------------     ------------     ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                    --          (80,000)         (80,000)
    Proceeds from stock subscription receivable                              575,000               --        1,040,000
    Issuance of common stock, net of offering and transaction costs               --               --        2,888,317
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                  2,480,000        3,670,000        9,932,496
                                                                        ------------     ------------     ------------

                  Net Cash Provided by Financing Activities                3,055,000        3,590,000       13,780,813
                                                                        ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                         173,090       (3,730,769)         400,283

Cash and Cash Equivalents, Beginning of Period                               227,193        4,451,874               --
                                                                        ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                $    400,283     $    721,105     $    400,283
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

Stock Based Compensation

On April 4, 2003, the Company granted stock-based director compensation options to one member of the Board of Directors. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based director compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                               Three Months                       Six Months
                                              Ended June 30,                    Ended June 30,
                                       -----------------------------     -----------------------------
                                           2003             2002             2003             2002
                                       ------------     ------------     ------------     ------------
Net loss, as reported                  $ (1,291,946)    $ (2,903,758)    $ (2,766,660)    $ (5,699,687)
Add: Stock-based employee/
 director compensation included in
 reported net loss                               --               --               --               --
Deduct:  Total stock-based
 employee/director compensation
 expense under the fair value based
 method for all awards, net of tax           (6,063)              --           (6,063)              --

Pro forma net loss                     $ (1,298,009)    $ (2,903,758)    $ (2,772,723)    $ (5,699,687)

  Basic and diluted net loss per
    share - as reported                        (.03)            (.08)            (.07)            (.15)
  Basic and diluted net loss per
    share - pro forma                          (.03)            (.08)            (.07)            (.15)

Shares used in basic and diluted
 loss per share amounts                  37,538,189       37,538,189       37,538,189       37,544,781

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations

Astralis Ltd. is an emerging biotechnology company based in New Jersey and engaged primarily in the research and development of novel treatments for immune system disorders and skin diseases. The Company is currently developing two products. Its primary product, Psoraxine, is an innovative immunotherapeutic agent under development for the treatment of psoriasis. The Company's second product is for the treatment of leishmaniasis.

NOTE 3 - GOING CONCERN

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over several years. The Company expects to commence clinical testing of Psoraxine in the third quarter of 2003. The Company will need significant additional funds to complete all of the testing required by the FDA. Currently, the Company has no products approved for commercial sale and therefore no means to generate revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to pursue opportunities to sell equity securities privately to limited investors in 2003. These funds, in addition to its cash and marketable securities held at June 30, 2003, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for 2003, including the cost to complete Phase II of the FDA testing process for Psoraxine. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

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

NOTE 4 - MARKETABLE SECURITIES

The Company's marketable equity securities consisted of certificates of deposits and mutual funds that have a readily determinable fair market value. Management determines the appropriate classification of its investments using Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 4 - MARKETABLE SECURITIES (Continued)

As of June 30, 2003, available-for-sale securities consist of the following:

                                                                         Gross              Gross
                                                   Amortized           Unrealized        Unrealized
                                 Due                 Cost                 Loss              Gains           Fair Value
                            ------------          -----------          ----------        ----------        -----------
Certificate of               7/2003 to
   Deposits *                6/2004               $   137,353          $      --          $     42             137,395

Fixed Income Funds          Current                 1,989,908            (18,080)               --           1,971,828
                                                  -----------          ---------          --------         -----------

                                                  $ 2,127,261          $ (18,080)         $     42         $ 2,109,223
                                                  ===========          =========          ========         ===========

*It will be necessary for the Company to utilize the proceeds from these certificates of deposits to fund its operations in 2003 and therefore they have been classified as short-term investments.

NOTE 5 - STOCK SUBSCRIPTION RECEVIABLE

Certain stockholders owed $1,022,000 to the Company, under stock subscription agreements, which was due February 13, and May 13, 2002. This money was not paid to the Company causing the notes to become in default. As of June 30, 2003, the stockholders were late on the scheduled payments in the amount of $298,000.

Originally the board of directors of the Company voted to cancel, effective June 1, 2003, the proportionate shares of common stock for which the related subscription receivables were not paid in full on May 31, 2003. On June 6, 2003, the Company entered into an agreement with the delinquent subscription holders, whereas, the subscription holders representing $250,000, will be able to assign their interests to third-parties who would satisfy the remaining unpaid subscription receivables. The remaining $48,000 will be satisfied via services provided to the Company.

NOTE 6 - CAPITAL STOCK ACTIVITY

Under the terms of a purchase agreement dated December 10, 2001, SkyePharma PLC ("SkyePharma") agreed to purchase 2,000,000 shares of Series A Convertible Preferred Stock of the Company at a price of $10 per share. On January 31, 2003, the Company sold 250,000 shares of "the Series A Convertible Preferred Stock" to SkyePharma for a purchase price of $2,500,000, which represented the final installment under the purchase agreement. The Company owed SkyePharma $20,000 related to the final payment of a service agreement. That amount was deducted from the proceeds of the January 2003 issuance of the preferred stock.

Options

On March 24, 2003, the Board of Directors approved, effective on April 4, 2003, the grant of options to a director to purchase 50,000 shares of common stock at an exercise price of $0.45 per share. Options to purchase 12,500 shares of common stock vested on April 4, 2003, and options to purchase an additional 12,500 shares will vest each year thereafter for the following three years.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                       Three Months                     Six Months
                                      Ended June 30,                  Ended June 30,
                               ---------------------------     ---------------------------
                                   2003            2002            2003            2002
                               -----------     -----------     -----------     -----------
Net loss                       $(1,291,946)    $(2,633,758)    $(2,766,660)    $(5,429,687)

Unrealized gain (loss), net         (1,181)         59,476          (2,857)          3,318
                               -----------     -----------     -----------     -----------

Comprehensive loss             $(1,293,127)    $(2,574,282)    $(2,769,517)    $(5,426,369)
                               ===========     ===========     ===========     ===========

NOTE 8 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 19,645,237 and 13,080,237 at June 30, 2003 and 2002, respectively.

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

o Finalizing preclinical and additional testing to prepare for Phase II clinical trials in the United States; and

o     Doctor and site enrollment for Phase II clinical trials in the United
      States.

      Dr. William Abramovits of the Texas Dermatology Research Institute has agreed to be out principal investigator for our Phase I clinical trials in the United States. We are currently in negotiations with other possible sites to conduct Phase II clinical trials.

Results of Operations

Comparison of the six months and three months ended June 30, 2003 and June 30, 2002.

      Revenues. We did not record any revenues during the six months or three months ended June 30, 2003 and June 30, 2002.

      Operating Expenses. Operating expenses primarily consist of research and development costs and general and administrative expenses. Operating expenses decreased $2,642,000 and $1,328,000, or 48.1% and 49.8%, to $2,852,000 and
$1,340,000 for the six and three months ended June 30, 2003 from $5,494,000 and $2,668,000 for the six and three months ended June 30, 2002. Research and development costs decreased $2,465,000 and $1,332,000, or 53.5% and 57.6%, to $2,144,000 and $982,000 for the six and three months ended June 30, 2003 from $130,000 for both the six and three months ended June 30, 2002. General and administrative expenses decreased $226,000 and $15,000, or 26.0% and 4.4%, to $643,000 and $324,000 for the six and three months ended June 30, 2003 from $869,000 and $339,000 for the six and three months ended June 30, 2002.

The Next Twelve Months

      On January 31, 2002, April 30, 2002 and January 31, 2003, SkyePharma PLC ("SkyePharma") completed its purchase under the terms of a Purchase Agreement dated December 10, 2001 of an aggregate of 750,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share at a purchase price of $10.00 per share, or an aggregate purchase price of $7,500,000. We received net proceeds of approximately $6,150,000 from this placement after we netted out from the proceeds payments totaling $1,350,000 due to SkyePharma for services they provided under our Service Agreement with them which were treated as an expense at the time of payment. This was the primary source of our current funds.

      At June 30, 2003 we had cash balances of $400,283 and marketable securities of $2,109,223.

      We anticipate collecting a portion of the outstanding amounts on our subscription notes receivable. These subscription notes receivable were originally due in two installments during 2002. As of June 30, 2003, an aggregate of $298,000 remains outstanding and is past due. On June 6, 2003, we entered into an agreement with the note holders whose notes have become past due. Under the terms of the agreement, the note holders will transfer their subscription notes to third-parties who would satisfy an aggregate of $250,000 of the unpaid amounts under the subscription notes. The remaining $48,000 would be satisfied by provision of services to the company.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. The FDA has allowed us to proceed with Phase I clinical trials of Psoraxine and we intend to commence such Phase I clinical trials shortly. We intend to conduct additional clinical trials in the process of obtaining FDA approval of Psoraxine and will also maintain ongoing research and development. We will expend approximately $2,700,000 in connection with these activities.

      o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $750,000 to pay management salaries and salaries of employees.

      o We also expect to expend approximately $1,250,000 for our public relations, general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations for the period following the fourth quarter of 2003. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  RISK FACTORS

      We Have No Sales, We Will Not Have Sales In The Foreseeable Future, We Are In An Early Stage of Development And We May Never Sell Products Or Become Profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a net loss of approximately $27,351,021 as of June 30, 2003. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      We Will Need To Obtain Additional Funds To Support Our Future Operation Expenses. Our Auditors Have Expressed Uncertainty Regarding Our Ability To Continue As A Going Concern.

      Based on our current plans, we believe that we currently have sufficient funds to meet our operating expenses and capital requirements through approximately the fourth quarter of 2003. We will need additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      Because our initial product candidate, Psoraxine, involves the application of new technologies and may be used upon new therapeutic approaches, government regulatory authorities may subject this product to more rigorous review and may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not conducted any clinical trials for Psoraxine in the United States, nor have we received approval from the FDA or any other regulatory authority to market any product candidate. We may never obtain the necessary approvals from the FDA or other regulatory authorities to commercialize and market our product. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, although we have obtained regulatory approval for clinical testing of Psoraxine in Venezuela, we have not sought, nor have we obtained regulatory approval for the commercialization of Psoraxine in Venezuela, because, among other things, we do not have manufacturing facilities in that country and such facilities are required by regulatory authorities in Venezuela before granting commercial approval for a proposed drug.

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

      We Are Exposed To International Risks As A Result Of Our Conduct Of Clinical Studies In Venezuela.

      We are continuing clinical trials of Psoraxine in Venezuela, a country that has suffered from political instability and popular unrest. As a result, at times, participants in our clinical trials were unable to reach the facilities where our studies are conducted. This may have impaired the results of our studies. Since the FDA requires that we report all studies conducted on human subjects, in the event our Investigational New Drug application is approved, we must include our Venezuela studies as previous human experience in our annual reporting to the FDA. This data will be used only as supporting information and will not likely increase the chance of faster FDA approval of Psoraxine.

      Even If Product Candidates Emerge Successfully From Clinical Trials, We May Not Be Able To Successfully Manufacture, Market And Sell Them.

      We have not completed development of our initial product candidate, Psoraxine, and we have not received final regulatory approval for its use in clinical trials in the United States. If Psoraxine emerges successfully from clinical trials, we will either commercialize products resulting from our proprietary programs directly or through licensing arrangements with other companies. We have no experience in manufacturing and marketing, and we currently do not have the resources or capability to manufacture, market or sell our products on a commercial scale. In order to commercialize Psoraxine directly, we would need to develop or obtain through outsourcing arrangements the capability to manufacture, market and sell products. We have an agreement with SkyePharma under which SkyePharma will provide development, manufacturing, pre-clinical and clinical development services for Psoraxine until December 31, 2004. However, we do not currently have a written agreement covering any period after December 31, 2004 and we may not be able to enter into such an agreement on commercially reasonable terms, or at all. In addition, we currently do not have any agreements for the marketing or sale of any of our products and we may not be able to enter into such agreements on commercially reasonable terms, or at all.

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

      If We Face Claims In Clinical Trials Of A Drug Candidate, These Claims Will Divert Our Management's Time And We Will Incur Litigation Costs.

      We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of our initial product candidate, Psoraxine, results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. We currently maintain clinical liability insurance coverage; however, it may not sufficiently cover any claims made against us. Clinical trial liability insurance may be expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could strain our financial resources in addition to consuming the time and attention of our management. Law suits for any injuries caused by our products may result in liabilities that exceed our total assets.

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

      The Market Price Of Our Common Stock May Be Highly Volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until August 5, 2003, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could have an adverse effect on the price of our common stock.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTRALIS LTD.
                                (Registrant)


Dated: August 12, 2003          By: /s/ Mike Ajnsztajn
                                    --------------------------------------------
                                    Mike Ajnsztajn
                                    Chief Executive Officer
                                    (Principal Executive Officer; Authorized
                                    Signatory on behalf of Registrant)


Dated: August 12, 2003          By: /s/ Gina Tedesco
                                    --------------------------------------------
                                    Gina Tedesco
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION

99.1 Exhibit 31.1 -- Certification of Mike Ajnsztajn required by Rule 13a-14(a) or Rule 15d-14(a)

99.2 Exhibit 31.2 -- Certification of Gina Tedesco required by Rule 13a-14(a) or Rule 15d-14(a)

99.3 Exhibit 32.1 -- Certification of Mike Ajnsztajn and Gina Tedesco required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350