Form 10QSB
period 2003-09-30
ASTRALIS LTD
filed 2003-11-14
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

  (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,538,189 shares of Common Stock outstanding as of November 14, 2003.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Part I.     Financial Information                                              2

Item 1.     Condensed Balance Sheets as of September 30, 2003
            (unaudited) and December 31, 2002                                  2

            Condensed Statements of Operations (unaudited)                     3

            Condensed Statements of Cash Flows (unaudited)                     4

            Notes to Condensed Financial Statements                            5

Item 2.     Management's Discussion and Analysis or Plan of Operations        10

Item 3.     Controls and Procedures                                           11

            Risk Factors                                                      12

Part II.    Other Information                                                 16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Item 5.     Other Information                                                 16

Item 6.     Exhibits and Reports on Form 8-K                                  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                             Condensed Balance Sheet

                                                      ASSETS
                                                                                   September 30,        December 31,
                                                                                       2003                 2002
                                                                                   ------------         ------------
                                                                                    (Unaudited)           (Audited)
Current Assets
   Cash and cash equivalents                                                       $     26,491         $    227,193
   Marketable securities                                                              1,972,534            1,207,179
   Interest receivable, net                                                                  --                5,891
   Prepaid expense - related party                                                    1,259,375            1,995,000
   Prepaid expenses and supplies                                                        168,412              103,488
                                                                                   ------------         ------------

                    Total Current Assets                                              3,426,812            3,538,751

Intangible Assets, Net - Related Party                                                3,690,472            4,226,188
Other Intangible Assets, Net                                                             54,914               43,833
Property and Equipment, Net                                                             314,202              362,713
Deposits                                                                                 29,953               29,953
                                                                                   ------------         ------------

                                                                                   $  7,516,353         $  8,201,438
                                                                                   ============         ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                           $    165,197         $    263,245
                                                                                   ------------         ------------

                    Total Current Liabilities                                           165,197              263,245
                                                                                   ------------         ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     2,000,000 shares authorized at 2003 and 2002; 2,000,000 and
     1,750,000 issued and outstanding at 2003 and 2002, respectively
     (liquidation preference - $21,820,137 at September 30, 2003)                         2,000                1,750
   Common stock; $.0001 par value; 75,000,000 shares authorized at
     2003; 37,538,189 issued and outstanding at
     2003 and 2002                                                                        3,754                3,754
   Additional paid-in capital                                                        35,982,442           33,429,396
   Deferred compensation                                                                (17,557)             (12,164)
   Common stock subscriptions receivable                                                (36,000)            (885,000)
   Accumulated other comprehensive loss                                                 (36,586)             (15,181)
   Deficit accumulated in the development stage                                     (28,546,897)         (24,584,362)
                                                                                   ------------         ------------

                    Total Stockholders' Equity                                        7,351,156            7,938,193
                                                                                   ------------         ------------

                                                                                   $  7,516,353         $  8,201,438
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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                       Three Months                       Nine Months            March 12, 2001
                                                    Ended September 30,               Ended September 30,        (Inception) to
                                               -----------------------------     -----------------------------    September 30,
                                                   2003             2002             2003             2002             2003
                                               ------------     ------------     ------------     ------------     ------------
Revenues                                       $         --     $         --     $         --     $         --     $         --
                                               ------------     ------------     ------------     ------------     ------------

Operating Expenses
   Research and development - related party         430,447        2,173,761        1,291,341        6,653,542       11,328,975
   Research and development                         429,244          263,739        1,722,216          482,108        2,810,314
   Depreciation and amortization                     33,523           30,648           98,066           46,273          114,625
   General and administrative                       322,741          384,971          956,019        1,165,266        3,049,868
                                               ------------     ------------     ------------     ------------     ------------

                  Total Operating Expenses        1,215,955        2,853,119        4,067,642        8,347,189       17,303,782
                                               ------------     ------------     ------------     ------------     ------------

Loss From Operations                             (1,215,955)      (2,853,119)      (4,067,642)      (8,347,189)     (17,303,782)

Investment Income                                    20,080           30,506          105,107           94,889          225,635
                                               ------------     ------------     ------------     ------------     ------------

Net Loss                                         (1,195,875)      (2,822,613)      (3,962,535)      (8,252,300)     (17,078,147)

Preferred Stock Dividends                                --               --               --         (270,000)     (11,468,750)
                                               ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders                $ (1,195,875)    $ (2,822,613)    $ (3,962,535)    $ (8,522,300)    $(28,546,897)
                                               ============     ============     ============     ============     ============

Basic and Diluted Loss per Common Share        $      (0.03)    $      (0.08)    $      (0.11)    $      (0.23)
                                               ============     ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                       37,538,189       37,538,189       37,538,189       37,542,401
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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                            Nine Months         Nine Months       March 12, 2001
                                                                               Ended              Ended           (Inception) to
                                                                           September 30,       September 30,       September 30,
                                                                               2003                2002                2003
                                                                           ------------        ------------        ------------
Cash Flows from Operating Activities
    Net loss                                                               $ (3,962,535)       $ (8,252,300)       $(17,078,147)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                            633,782             581,988           1,480,877
       Amortization of net premium paid on investments                            5,737              44,900              54,551
       Dividends reinvested                                                     (49,298)             (1,998)            (59,094)
       Members' contributed salaries                                                 --                  --              12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                              --           1,995,000           4,995,000
       Operating expenses paid by related parties on
        behalf of Company                                                            --                  --              17,587
       Amortization of deferred compensation                                     47,903              99,802             214,907
       Investor relations fee netted against subscription receivable             24,000                  --              24,000
       Compensatory common stock                                                     --                  --             135,000
       (Gain) loss on sale of marketable securities                             (11,874)                737              (4,729)
    Changes in assets and liabilities
       Prepaid expenses - related party                                         755,625                  --          (1,239,375)
       Prepaid expenses                                                          11,531              24,713             (61,718)
       Interest receivable                                                        5,891             (18,832)                 --
       Supplies                                                                 (96,455)                 --            (126,694)
       Deposits                                                                      --             (29,953)            (29,953)
       Accounts payable - related party                                              --            (145,003)                 --
       Accounts payable and accrued expenses                                    (83,806)           (142,446)            179,439
                                                                           ------------        ------------        ------------

                  Net Cash Used in Operating Activities                      (2,719,499)         (5,843,392)        (11,485,363)
                                                                           ------------        ------------        ------------

Cash Flows from Investing Activities
    Purchases of marketable securities                                       (1,915,369)         (7,213,234)         (9,553,806)
    Proceeds from sale of marketable securities                               1,184,046           4,941,313           7,553,960
    Expenditures related to patent                                               (7,203)            (18,192)            (38,372)
    Purchases of property and equipment                                         (47,677)           (460,848)           (480,741)
                                                                           ------------        ------------        ------------

                  Net Cash Used in Investing Activities                        (786,203)         (2,750,961)         (2,518,959)
                                                                           ------------        ------------        ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                       --             (80,000)            (80,000)
    Proceeds from stock subscription receivable                                 825,000             393,000           1,290,000
    Issuance of common stock, net of offering and transaction costs                  --                  --           2,888,317
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                     2,480,000           5,505,000           9,932,496
                                                                           ------------        ------------        ------------

                  Net Cash Provided by Financing Activities                   3,305,000           5,818,000          14,030,813
                                                                           ------------        ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (200,702)         (2,776,353)             26,491

Cash and Cash Equivalents, Beginning of Period                                  227,193           4,451,874                  --
                                                                           ------------        ------------        ------------

Cash and Cash Equivalents, End of Period                                   $     26,491        $  1,675,521        $     26,491
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

                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                            September 30,
                                          --------------------------------        --------------------------------
                                              2003                2002                2003                2002
                                          ------------        ------------        ------------        ------------
Net loss, as reported                     $ (1,195,875)       $ (2,822,613)       $ (3,962,535)       $ (8,522,300)
Add: Stock-based employee/
 director compensation included in
 reported net loss                                  --                  --                  --                  --
Deduct:  Total stock-based
 employee/director compensation
 expense under the fair value based
 method for all awards, net of tax              (7,000)                 --             (13,063)                 --

Pro forma net loss                        $ (1,202,875)       $ (2,822,613)       $ (3,975,598)       $ (8,522,300)

  Basic and diluted net loss per
    share - as reported                           (.03)               (.08)               (.11)               (.23)
  Basic and diluted net loss per
    share - pro forma                             (.03)               (.08)               (.11)               (.23)

Shares used in basic and diluted
 loss per share amounts                     37,538,189          37,538,189          37,538,189          37,542,401

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

NOTE 3 - GOING CONCERN

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over several years. The Company commenced clinical testing of Psoraxine in the third quarter of 2003. The Company will need significant additional funds to complete all of the testing required by the FDA. Currently, the Company has no products approved for commercial sale and therefore no means to generate revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is pursuing opportunities to sell equity securities privately to limited investors in 2003. These funds, in addition to its cash and marketable securities held at September 30, 2003, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for 2004, including the cost to complete Phase II of the FDA testing process for Psoraxine. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 4 - MARKETABLE SECURITIES (Continued)

As of September 30, 2003, available-for-sale securities consist of the following:

                                                                      Gross              Gross
                                                                    Unrealized        Unrealized
                                  Due          Amortized Cost          Loss              Gains           Fair Value
                              -----------      --------------      -------------     -------------      ------------
Fixed Income Funds              Current         $ 2,009,120         $  (36,628)         $      42       $  1,972,534
                                                -----------         ----------          ---------       ------------

                                                $ 2,009,120         $  (36,628)         $      42       $  1,972,534
                                                ===========         ==========          =========       ============

NOTE 5 - STOCK SUBSCRIPTION RECEVIABLE

As of September 30, 2003, a subscription receivable in the amount of $36,000 will be satisfied via services provided to the Company. For the nine months ended September 30, 2003, $24,000 of prior year subscription receivable was satisfied with services.

NOTE 6 - CAPITAL STOCK ACTIVITY

Under the terms of a purchase agreement dated December 10, 2001, SkyePharma PLC ("SkyePharma") agreed to purchase 2,000,000 shares of Series A Convertible Preferred Stock of the Company at a price of $10 per share. On January 31, 2003, the Company sold 250,000 shares of Series A Convertible Preferred Stock to SkyePharma for a purchase price of $2,500,000, which represented the final installment under the purchase agreement. The Company owed SkyePharma $20,000 related to the final payment of a service agreement. That amount was deducted from the proceeds of the January 2003 issuance of the preferred stock.

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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                        Three Months Ended                     Nine Months Ended
                                           September 30,                         September 30,
                                  ------------------------------        ------------------------------
                                      2003               2002               2003               2002
                                  -----------        -----------        -----------        -----------
Net loss                          $(1,195,875)       $(2,822,613)       $(3,962,535)       $(8,252,300)

Unrealized loss on
 securities:
Unrealized loss arising
 during period                        (18,506)             4,522            (27,062)               962
                                  -----------        -----------        -----------        -----------

Reclassification
 adjustment for (gain) loss
 realized in net loss above               (42)           (16,976)             5,657            (10,098)
                                  -----------        -----------        -----------        -----------

Unrealized loss, net                  (18,548)           (12,454)           (21,405)            (9,136)
                                  -----------        -----------        -----------        -----------

Comprehensive loss                $(1,214,423)       $(2,835,067)       $(3,983,940)       $(8,261,436)
                                  ===========        ===========        ===========        ===========

NOTE 8 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 19,645,237 and 14,095,237 at September 30, 2003 and 2002,
respectively.

NOTE 9 - RECLASSIFICATION

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2003. These reclassifications had no effect on the reported net loss.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 10 - SUBSEQUENT EVENTS

The Company intends to raise additional capital through the sale of equity securities under a private placement offering. In order to have a sufficient number of shares of common stock and common stock underlying the warrants that will be issued in the private placement, the Company is in the process of amending its Certificate of Incorporation in order to increase the number of authorized shares.

In November 2003 the Company signed a non-binding term sheet with SkyePharma PLC ("SkyePharma") pursuant to which (upon the execution of a binding agreement) SkyePharma will convert its outstanding shares of the Astralis Series A Preferred Stock into shares of common stock immediately following the closing of a planned private placement. In consideration of the agreement of SkyePharma to convert its shares of Series A Preferred Stock, the Company will adjust the conversion price of the shares of Series A Preferred Stock upon the closing of the private placement. The conversion price will be $0.80 per share, subject to adjustment based on the price of securities offered in the private placement. The term sheet also provides that the Company will receive a call option on the additional shares of common stock issued to SkyePharma resulting from the conversion price adjustment, subject to certain conditions. The term sheet also contains provisions relating to a voting agreement and the Company having a minimum of two independent members on the board of directors. The term sheet is non-binding and is subject to the negotiation by the Company and SkyePharma of definitive agreements.

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

      Currently, we are engaged in the following activities to further our development efforts of our initial product candidate:

o Ongoing Phase I clinical trials in the United States, which includes enrolling and treating patients to evaluate the safety of Psoraxine;

o     Review and discussion with the FDA of Phase II clinical trial protocol;
      and

o Identification of potential investigators for Phase II clinical trials in the United States.

Results of Operations

Comparison of the nine months and three months ended September 30, 2003 and September 30, 2002.

      Revenues. We did not record any revenues during the nine months or three months ended September 30, 2003 and September 30, 2002.

      Operating Expenses. Operating expenses primarily consist of research and development costs and general and administrative expenses. Research and development costs decreased $4,122,093 and $1,577,809, or 58% and 65%, to $3,013,557 and $859,691, respectively, for the nine and three months ended September 30, 2003 from $7,135,650 and $2,437,500, respectively, for the nine and three months ended September 30, 2002. Research and development expenditures were higher in the prior period as we incurred the majority of our costs under the terms of our Service Agreement with SkyePharma in 2002. General and administrative expenses decreased $209,247 and $62,230, or 18% and 16%, to $956,019 and $322,741, respectively, for the nine and three months ended September 30, 2003 from $1,165,266 and $384,971, respectively, for the nine and three months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to a significant reduction in investor relation costs and other reductions resulting from cost containment measures implemented by management.

The Next Twelve Months

      At September 30, 2003 we had cash balances of $26,491 and marketable securities of $1,972,534.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. We have commenced Phase I clinical trials of Psoraxine. We intend to conduct additional clinical trials in the process of obtaining FDA approval of Psoraxine and will also maintain ongoing research and development. We will expend approximately $3,000,000 in connection with these activities.

      o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $1,000,000 to pay management salaries and salaries of employees.

      o We also expect to expend approximately $1,000,000 for our public relations, general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations in 2004. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  RISK FACTORS

      We have no sales; we will not have sales in the foreseeable future; we are in an early stage of development and we may never sell products or become profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a net loss of approximately $28,546,897 as of September 30, 2003 which has increased to date. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      We will need to obtain additional funds to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      Based on our current plans, we believe that we currently have sufficient funds to meet our operating expenses and capital requirements through approximately the first quarter of 2004. We will need additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      Substantial additional funds and effort will be necessary for further development and commercialization of Psoraxine.

      Our initial product candidate, Psoraxine, will require the commitment of substantial resources to move it towards commercialization. Before obtaining regulatory approvals for the commercial sale of Psoraxine, we must demonstrate the safety and efficacy of our product candidate through preclinical testing and clinical trials. Conducting clinical trials involves a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product. If we or the U.S. Food and Drug Administration believe that our clinical trials, when commenced, expose participating patients to unacceptable health risks, we may suspend such trials. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Some of the factors that may delay our commencement and rate of completion of clinical trials include:

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

      Because our initial product candidate, Psoraxine, involves the application of new technologies and may be used upon new therapeutic approaches, government regulatory authorities may subject this product to more rigorous review and may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not received approval from the FDA to market or commercialize Psoraxine. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, although we have obtained regulatory approval for clinical testing of Psoraxine in Venezuela, we have not sought, nor have we obtained, regulatory approval for the commercialization of Psoraxine in Venezuela because, among other things, we do not have manufacturing facilities in that country and such facilities are required by regulatory authorities in Venezuela before granting commercial approval for a proposed drug.

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

      We have not completed clinical trials of Psoraxine. If Psoraxine emerges successfully from clinical trials, we will either commercialize products resulting from our proprietary programs directly or through licensing arrangements with other companies. We have no experience in manufacturing and marketing, and we currently do not have the resources or capability to manufacture, market or sell our products on a commercial scale. In order to commercialize Psoraxine directly, we would need to develop or obtain through outsourcing arrangements the capability to manufacture, market and sell products. We have an agreement with SkyePharma PLC ("SkyePharma") under which SkyePharma will provide development, pre-clinical and clinical development services for Psoraxine until December 31, 2004. However, we do not currently have a written agreement covering any period after December 31, 2004 and we may not be able to enter into such an agreement on commercially reasonable terms, or at all. In addition, we currently do not have any agreements for the marketing or sale of any of our products and we may not be able to enter into such agreements on commercially reasonable terms, or at all.

      We license and do not own our intellectual property. Any inability to protect our proprietary technologies adequately could harm our competitive position.

      Dr. Jose Antonio O'Daly has filed a patent application for Psoraxine and has received a notice of allowance in connection with such patent application. Under the terms of a license agreement and assignment of license agreement, we have the right to use any patent issued pursuant to Dr O'Daly's patent application. We license, and do not own, the intellectual property rights to Psoraxine. Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

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

      Many potential competitors which have greater resources and experience than we do may develop products and technologies that could make ours obsolete.

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

      We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of our initial product candidate, Psoraxine, results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. Although, we currently maintain clinical liability insurance coverage, it may not sufficiently cover any claims made against us and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could strain our financial resources in addition to consuming the time and attention of our management. Law suits for any injuries caused by our products may result in liabilities that exceed our total assets.

      Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 75.75% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders. In the event of a merger or acquisition resulting in a change in control, SkyePharma also has a right to a premium equal to its purchase price for our preferred stock plus an amount equal to 30% of such purchase price per annum (or proportional part thereof if a portion of a year) commencing on the date of issuance of the preferred stock until the change in control.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      We held an Annual Meeting of Shareholders on July 16, 2003. At that meeting, our shareholders elected seven directors for a term that will expire at our Annual Meeting in 2004, or until their successors are duly elected and qualified. In addition, our shareholders ratified the appointment of L J Soldinger Associates Ltd. as our independent auditors for the fiscal year ending December 31, 2003. The voting results were as follows:

                                             Votes For                     Votes Withheld
                                             ---------                     --------------
Election of Director
    Jose Antonio O'Daly                      29,809,003                        27,929
    Mike Ajnsztajn                           29,809,003                        27,929
    Gaston Liebhaber                         29,809,003                        27,929
    Gina Tedesco                             29,809,003                        27,929
    Michael Ashton                           29,809,003                        27,929
    Steven Fulda                             29,809,003                        27,929
    Fabien Pictet                            29,809,003                        27,929

                                             Votes For                     Votes Against                    Abstentions
                                             ---------                     -------------                    -----------
Ratification of Auditors                     29,809,254                        18,403                          9,275

In addition, there were 671,536 broker non-votes on the above matters.

Item 5. Other Information

      Private Placement

      Our current cash is expected to be sufficient to fund operations through the fourth quarter of 2003. As a result of discussions regarding our capital requirements, our board of directors and our management determined that we should raise additional capital through the sale of equity securities. Upon the terms and conditions of the private placement, we will offer units consisting of shares of our common stock and warrants to purchase shares of our common stock (the "Units"). We intend to sell an aggregate of up to $10 million of our securities in connection with the private placement. In order to have a sufficient number of shares of common stock and common stock underlying the warrants that we will issue in the private placement, we must amend our Certificate of Incorporation in order to increase the number of authorized shares. Although we anticipate that the Units will be offered at a discount to the market price of our common stock, the offering price has not yet been determined and once determined may be changed as market conditions and the market price of our common stock fluctuate. As a result, we cannot know with certainty how many shares of common stock we will issue in the private placement. The securities offered in the private placement may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the private placement will close or, in the event the private placement closes, that proceeds of the private placement will be adequate to sustain our operations.

      SkyePharma

      We have signed a non-binding term sheet with SkyePharma PLC ("SkyePharma") pursuant to which, upon the execution of a binding agreement, SkyePharma will agree to convert its outstanding shares of our Series A Preferred Stock into shares of our common stock immediately following the closing of our private placement. In consideration of the agreement of SkyePharma to convert its shares of Series A Preferred Stock, we will adjust the conversion price of the shares of Series A Preferred Stock upon the closing of the private placement. The conversion price will be $0.80 per share, subject to adjustment based on the price of securities offered in the private placement. The term sheet also provides that in connection with the conversion of the Series A Preferred Stock by SkyePharma, SkyePharma would enter into an agreement with us whereby we would, upon the attainment of certain future milestones, obtain the right to repurchase 12,500,000 shares of our common stock from SkyePharma based on the conversion price. As part of this transaction, we will also amend our Stockholders Agreement dated December 10, 2001 to extend the terms of the agreement to expire three years from the date of such transaction. The amended Stockholders Agreement would require the parties to vote all shares held by such parties for four directors designated by Jose Antonio O'Daly, Mike Ajnsztajn, Gaston Liebhaber and Gina Tedesco, one director designated by SkyePharma and two independent directors. Further, SkyePharma would be required to vote its shares of common stock in favor of certain enumerated transactions approved by the board of directors, including all independent directors. The term sheet is non-binding and is subject to the negotiation by us and SkyePharma of definitive agreements.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index.

      (b)   Reports on Form 8-K

      On August 13, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding our earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTRALIS LTD.
                                (Registrant)


Dated: November 14, 2003        By: /s/ Mike Ajnsztajn
                                    --------------------------------------------
                                    Mike Ajnsztajn
                                    Chief Executive Officer
                                    (Principal Executive Officer; Authorized
                                    Signatory on behalf of Registrant)


Dated: November 14, 2003        By: /s/ Gina Tedesco
                                    --------------------------------------------
                                    Gina Tedesco
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION

31.1        Certification of Mike Ajnsztajn required by Rule 13a-14(a) or Rule
            15d-14(a)

31.2        Certification of Gina Tedesco required by Rule 13a-14(a) or Rule
            15d-14(a)

32.1 Certification of Mike Ajnsztajn and Gina Tedesco required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350