Form 10QSB
period 2004-03-31
ASTRALIS LTD
filed 2004-05-17
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

      (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2004.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 72,998,055 shares of Common Stock outstanding as of May 13, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Part I.    Financial Information                                               3

Item 1.    Condensed Balance Sheets                                            3

           Condensed Statements of Operations (unaudited)                      4

           Condensed Statements of Cash Flows (unaudited)                      5

           Notes to Condensed Financial Statements                             6

Item 2.    Management's Discussion and Analysis or Plan of Operations         10

Item 3.    Controls and Procedures                                            12

           Risk Factors                                                       12

Part II.   Other Information                                                  16

Item 2.    Changes in Securities and Small Business Issuer Purchases of
           Equity Securities                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS
                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)
Current Assets
   Cash and cash equivalents                                                   $    708,223     $     10,660
   Marketable securities                                                          4,709,681        1,374,174
   Prepaid expense - related party                                                  755,625        1,007,500
   Prepaid expenses and supplies                                                    184,794          171,939
                                                                               ------------     ------------

Total Current Assets                                                              6,358,323        2,564,273

Intangible Assets, Net - Related Party                                            3,333,328        3,511,900
Other Intangible Assets, Net                                                        109,973           94,640
Property and Equipment, Net                                                         261,890          293,049
Deposits                                                                             29,953           29,953
                                                                               ------------     ------------

                                                                               $ 10,093,467     $  6,493,815
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                       $    633,760     $    279,506
                                                                               ------------     ------------

Total Current Liabilities                                                           633,760          279,506
                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     3,000,000 shares authorized at 2004 and 2003; 0 and 2,000,000 issued and outstanding at 2004 and 2003, respectively
     (liquidation preference - $0 and $22,122,600 at 2004 and 2003)                      --            2,000
   Common stock; $.0001 par value; 150,000,000 shares authorized at 2004 and 2003; 72,998,055 and 37,538,189 issued and
     outstanding at 2004 and 2003, respectively                                       7,300            3,754
   Additional paid-in capital                                                    51,633,776       35,929,864
   Deferred compensation                                                             (3,453)          (4,822)
   Common stock subscriptions receivable                                            (12,000)         (24,000)
   Accumulated other comprehensive loss                                              (3,154)         (27,698)
   Deficit accumulated in the development stage                                 (42,162,762)     (29,664,789)
                                                                               ------------     ------------

Total Stockholders' Equity                                                        9,459,707        6,214,309
                                                                               ------------     ------------

                                                                               $ 10,093,467     $  6,493,815
                                                                               ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended March 31,    March 12, 2001
                                                    -----------------------------    (Inception) to
                                                        2004             2003        March 31, 2004
                                                    ------------     ------------    --------------
Revenues                                            $         --     $         --     $         --
                                                    ------------     ------------     ------------

Operating Expenses
   Research and development - related party              430,447          430,447       12,189,869
   Research and development                              900,694          731,058        4,180,262
   Depreciation and amortization                           7,510           31,549           50,131
   General and administrative                            421,898          318,769        3,938,508
                                                    ------------     ------------     ------------

Total Operating Expenses                               1,760,549        1,511,823       20,358,770
                                                    ------------     ------------     ------------

Loss From Operations                                  (1,760,549)      (1,511,823)     (20,358,770)

Investment Income                                         12,576           37,109          193,122
                                                    ------------     ------------     ------------

Loss Before Income Tax Benefit                        (1,747,973)      (1,474,714)     (20,165,648)

Income Tax Benefit                                            --               --          221,636
                                                    ------------     ------------     ------------

Net Loss                                              (1,747,973)      (1,474,714)     (19,944,012)

Preferred Stock Dividends                            (10,750,000)              --      (22,218,750)
                                                    ------------     ------------     ------------

Net Loss to Common Stockholders                     $(12,497,973)    $ (1,474,714)    $(42,162,762)
                                                    ============     ============     ============

Basic and Diluted Loss per Common Share             $      (0.19)    $      (0.04)    $      (1.13)
                                                    ============     ============     ============

Basic and Diluted Weighted Average Common Shares
 Outstanding                                          64,861,411       37,575,404       37,335,293
                                                    ============     ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                         Three Months Ended March 31,    March 12, 2001
                                                                        -----------------------------    (Inception) to
                                                                            2004             2003        March 31, 2004
                                                                        ------------     ------------    --------------
Cash Flows from Operating Activities
    Net loss                                                            $ (1,747,973)    $ (1,474,714)    $(19,944,012)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                         214,792          210,121        1,909,641
       Amortization of net premium paid on investments                            --            2,978           54,551
       Dividends reinvested                                                  (25,489)         (11,586)        (107,593)
       Members' contributed salaries                                              --               --           12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                           --               --        5,015,000
       Operating expenses paid by related parties on
        behalf of Company                                                         --               --           17,587
       Amortization of deferred compensation                                   1,369            3,345          194,036
       Investor relations fee netted against subscription receivable          12,000               --           48,000
       Compensatory common stock                                                  --               --          135,000
       Loss on sale of marketable securities                                  14,336               --           45,240
    Changes in assets and liabilities
       Prepaid expenses                                                      276,135          250,246         (816,267)
       Interest receivable                                                        --           (3,263)              --
       Supplies                                                              (37,115)          (5,802)        (124,152)
       Deposits                                                                   --               --          (29,953)
       Accounts payable and accrued expenses                                 339,377           (5,799)         601,453
                                                                        ------------     ------------     ------------

Net Cash Used in Operating Activities                                       (952,568)      (1,034,474)     (12,988,483)
                                                                        ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchases of marketable securities                                    (3,800,010)      (1,665,997)     (13,358,181)
    Proceeds from sale of marketable securities                              500,200          160,000        8,653,146
    Expenditures related to patent                                            (1,868)          (1,113)         (69,304)
    Purchases of property and equipment                                       (3,647)         (27,147)        (497,621)
                                                                        ------------     ------------     ------------

Net Cash Used in Investing Activities                                     (3,305,325)      (1,534,257)      (5,271,960)
                                                                        ------------     ------------     ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                    --               --          (80,000)
    Proceeds from stock subscription receivable                                   --          232,315        1,290,000
    Issuance of common stock, net of offering and transaction costs        4,955,456               --        7,826,170
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                         --        2,480,000        9,932,496
                                                                        ------------     ------------     ------------

Net Cash Provided by Financing Activities                                  4,955,456        2,712,315       18,968,666
                                                                        ------------     ------------     ------------

Net Increase in Cash and Cash Equivalents                                    697,563          143,584          708,223

Cash and Cash Equivalents, Beginning of Period                                10,660          227,193               --
                                                                        ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                $    708,223     $    370,777     $    708,223
                                                                        ============     ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Astralis, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

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

                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    2004             2003
                                                                ------------     ------------
Net loss to common stockholders, as reported                    $(12,497,973)    $ (1,474,714)

Add: Stock-based employee/ director compensation
   included in reported net loss                                          --               --
Deduct: Total stock-based employee/director compensation
   expense under the fair value based method for all awards,
   net of tax                                                         (3,914)              --
                                                                ------------     ------------

Pro forma net loss                                              $(12,501,887)    $ (1,474,714)
                                                                ============     ============

   Loss per share basic and diluted - as reported                       (.19)            (.04)
   Loss per share basic and diluted - pro forma                         (.19)            (.04)

Shares used in basic and diluted loss per share amounts           64,861,411       37,575,404
                                                                ============     ============

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations

Astralis Ltd. is an emerging biotechnology company based in New Jersey and engaged primarily in the research and development of novel treatments for immune system disorders and skin diseases. The Company is currently developing two products. Its primary product, Psoraxine, is an innovative immunotherapeutic agent under development for the treatment of psoriasis. This product is in Phase II clinical trials in the U.S. The Company's second product is for the treatment of leishmaniasis.

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

Management estimates that its current cash and marketable securities held at March 31, 2004, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures through the second quarter of 2005, including the cost to complete Phase II of the FDA testing process for Psoraxine. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

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

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 4 - MARKETABLE SECURITIES (Continued)

As of March 31, 2004, available-for-sale securities consist of the following:

                                                          Gross           Gross
                                        Amortized       Unrealized     Unrealized
                           Due             Cost            Loss           Gains       Fair Value
                       -----------     -----------     -----------     -----------    -----------
Fixed Income Funds       Current       $ 4,712,835     $   (13,081)    $     9,927    $ 4,709,681
                                       -----------     -----------     -----------    -----------

                                       $ 4,712,835     $   (13,081)    $     9,927    $ 4,709,681
                                       ===========     ===========     ===========    ===========

NOTE 5 - CAPITAL STOCK ACTIVITY

On January 20, 2004, the Company closed a private placement from which it received gross proceeds of approximately $4,080,000. The transaction consisted of the sale to accredited investors of units consisting of 8,159,964 shares of common stock and warrants to purchase 8,159,964 shares of common stock. The warrants have an exercise price of $.73 and expire in four years.

Concurrently with the closing of the private placement, Skyepharma PLC ("Skyepharma") converted all of its outstanding shares of Series A Preferred Stock of the Company into 25,000,000 shares of common stock at a reduced conversion price of $0.80 per share. Skyepharma agreed that up to 12,500,000 shares of its common stock issued upon conversion of the Series A Preferred Stock will be subject to a call option at the discretion of the Company upon completion of an agreed upon milestone at a premium in excess of the conversion price. The call option can be exercised on or after July 21, 2004. In connection with this transaction and in accordance with SFAS 84, "Induced Conversions of Convertible Debt, an Amendment of APB Opinion No. 26" the Company recorded a non-cash preferred stock dividend in January 2004 amounting to $10,750,000.

On the closing date of conversion, January 20, 2004, the Company and other original stockholders amended the stockholders agreement dated as of December 10, 2001. The board of directors is now required to be comprised of at least seven directors and include at least two independent directors. The agreement will terminate upon the later of the SkyePharma Termination Date or the third anniversary of the amendment, which is January 20, 2007. Further, this agreement may be terminated by mutual written consent. "The SkyePharma Termination Date" is the date on which SkyePharma no longer beneficially owns, in the aggregate, at least 20% of the outstanding common stock of the Company.

On February 19, 2004, the Company closed the second round of its private placement from which it received $1,150,000. The transaction consisted of the sale to accredited investors of units consisting of 2,299,902 shares of common stock and warrants to purchase 2,299,902 shares of common stock at $0.73 per share.

In connection with the private placement the Company issued warrants to a related party to purchase 418,394 shares of the Company's common stock at $0.50 per share and warrants to purchase an aggregate of 418,394 shares of the Company's common stock at $0.73 per share.

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 6 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2004            2003
                                                             -----------     -----------
Net loss                                                     $(1,747,973)    $(1,474,714)

Unrealized gain (loss) arising during period                       9,671          (1,676)

Reclassification adjustment for loss realized in net loss         14,873              --
                                                             -----------     -----------

Unrealized gain (loss), net                                       24,544          (1,676)
                                                             -----------     -----------

Comprehensive loss                                           $(1,723,429)    $(1,476,390)
                                                             ===========     ===========

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 18,441,891 and 19,595,237 at March 31, 2004 and 2003, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

An entity whose sole shareholder is a director of the Company was paid a 5% commission in the amount of $261,496 in February 2004 for the consulting services related to the two private placements completed in 2004. In addition, the related party and his assignees received warrants to purchase an aggregate of 418,394 shares of the Company's common stock at $0.50 per share and warrants to purchase an aggregate of 418,394 shares of the Company's common stock at $0.73 per share. An additional cash commission will be paid upon exercise of the warrants.

NOTE 9 - RECLASSIFICATION

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.

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

      Currently, we are engaged in the following activities to further our development efforts of our initial product candidate:

o Ongoing research and development of Psoraxine, including conducting Phase II clinical trials in the U.S.; and

o Development of the technology underlying Psoraxine for the treatment of indications other that psoriasis, such as eczema, seborrheic dermatitis and psoriatic arthritis.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

For three months ended March 31, 2004:

      On January 20, 2004 we completed the first closing of a private placement of our securities from which we received gross proceeds of approximately $4.08 million. The transaction consisted of the sale to accredited investors of units consisting of 8,159,964 shares of common stock and warrants to purchase 8,159,964 shares of common stock. Concurrently with this transaction, SkyePharma PLC ("SkyePharma") converted all of its outstanding shares of our Series A Preferred Stock into 25,000,000 shares of common stock at a reduced conversion price of $0.80 per share. SkyePharma has agreed that 12,500,000 shares of the common stock issued upon conversion of the Series A Preferred Stock will be subject to a right of repurchase by us under certain circumstances at a premium to the conversion price. In connection with this transaction and in accordance with Statement of Financial Auditing Standard 84, "Induced Conversions of Convertible Debt, an Amendment of APB Opinion No. 26" we have recorded a non-cash preferred stock dividend in January 2004 amounting to $10,750,000.

      On February 19, 2004, we held a second closing for the private placement from which we received gross proceeds of approximately $1.15 million. The transaction consisted of the sale to accredited investors of units consisting of 2,299,902 shares of common stock and warrants to purchase 2,299,902 shares of common stock.

      For the three months ended March 31, 2004, we had no revenue from operations and incurred operating expenses of $1,760,549 which consisted primarily of:

      o Research and development costs of $1,331,141, including $430,447 that we incurred in connection with services provided by SkyePharma under our Service Agreement with them and amortization of approximately $178,572 under our technology option license which is being amortized over a seven year period.

      o General and administrative costs of approximately $421,898, including professional fees and our general corporate expenditures.

      As a result, during the three months ended March 31, 2004, we incurred a net loss of $12,497,973.

For the three months ended March 31, 2003:

      On January 31, 2003, we sold to SkyePharma pursuant to a Purchase Agreement dated December 10, 2001, 250,000 shares of our Series A Preferred Stock for an aggregate purchase price of $2,500,000. We received net proceeds of approximately $2,480,000 after we netted out from the proceeds $20,000 due to SkyePharma for services they provided under our Service Agreement with them which was treated as an expense at the time of payment.

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

      As a result, during the three months ended March 31, 2003, we incurred a net loss of $1,474,714.

The Next Twelve Months

      At March 31, 2004 we had cash balances of $708,223 and marketable securities of $4,709,681.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. We expect to spend $2,753,000 on research and development, of which we expect to pay approximately $1,645,000 to third parties in connection with our Phase II clinical trials.

o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $945,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

o We also expect to expend approximately $960,000 for our general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations for the period following the second quarter of 2005. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to attempt to obtain FDA approval for the marketing of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  RISK FACTORS

      Prospective investors should carefully consider the following factors, in addition to the other information contained in this prospectus, in connection with an investment in our common stock. This prospectus contains certain forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this prospectus. An investment in our common stock involves a high degree of risk and is suitable only for investors who can afford to lose their entire investment.

      We have no sales; we will not have sales in the foreseeable future; we are in an early stage of development and we may never sell products or become profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $42,162,762 as of March 31, 2004 which has increased to date. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      In addition, the Independent Auditors' Report on our annual financial statements includes a paragraph indicating doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

      Because Psoraxine involves the application of new technologies and may be used upon new therapeutic approaches, government regulatory authorities may subject this product to more rigorous review and may grant regulatory approvals more slowly for this product than for products using more conventional technologies. We have not received approval from the FDA to market or commercialize Psoraxine. The regulatory agencies of foreign governments must also approve any therapeutic product we may develop before the product can be sold in those countries. To date, although we have obtained regulatory approval for clinical testing of Psoraxine in Venezuela, we have not sought, nor have we obtained, regulatory approval for the commercialization of Psoraxine in Venezuela because, among other things, we do not have manufacturing facilities in that country and such facilities are required by regulatory authorities in Venezuela before granting commercial approval for a proposed drug.

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

      Our officers, directors and principal stockholders owning at least 5% of our common stock together control approximately 71.85% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until May 13, 2004, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us or our stockholders and the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 72,998,055 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 91,439,946 shares of common stock outstanding. Of the outstanding shares, up to 37,538,189 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

      Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

      Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      On January 20, 2004 we closed a private placement from which we received gross proceeds of approximately $4.08 million. The transaction consisted of the sale to accredited investors of units consisting of 8,159,964 shares of common stock and warrants to purchase 8,159,964 shares of common stock at an exercise price of $0.73 per share. Concurrently with this transaction, SkyePharma converted all of its outstanding shares of our Series A Preferred Stock into 25,000,000 shares of common stock at a reduced conversion price of $0.80 per share. SkyePharma has agreed that 12,500,000 shares of the common stock issued upon conversion of the Series A Preferred Stock will be subject to a right of repurchase by us under certain circumstances at a premium to the conversion price.

      On February 19, 2004, we held a second closing for the private placement from which we received gross proceeds of approximately $1.15 million. The transaction consisted of the sale to accredited investors of units consisting of 2,299,902 shares of common stock and warrants to purchase 2,299,902 shares of common stock at an exercise price of $0.73 per share.

      No underwriters were involved in the issuance of securities disclosed above. Such securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of shares of our securities in the private placement represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index.

      (b)   Reports on Form 8-K

      On January 21, 2004, we filed a current report on Form 8-K reporting that we issued a press release regarding (i) the closing of our private placement and
(ii) the conversion by SkyePharma of its shares of our Series A Preferred Stock.

      On January 21, 2004, we also filed a current report on Form 8-K reporting
(i) the conversion by SkyePharma of its shares of our Series A Preferred Stock and (ii) that on January 20, 2004 we entered into a Call Option Agreement with SkyePharma and an Amendment to Stockholders' Agreement with SkyePharma and certain of our stockholders.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASTRALIS LTD.
                                           (Registrant)


Dated: May 13, 2004                        By: /s/ Mike Ajnsztajn
                                               ---------------------------------
                                               Mike Ajnsztajn
                                               Chief Executive Officer
                                               (Principal Executive Officer;
                                               Authorized Signatory on behalf of
                                               Registrant)


Dated: May 13, 2004                        By: /s/ Gina Tedesco
                                               ---------------------------------
                                               Gina Tedesco
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

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