Form 10QSB
period 2004-06-30
ASTRALIS LTD
filed 2004-08-16
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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

                                75 Passaic Avenue
                           Fairfield, New Jersey 07004
                    (Address of principal executive offices)
                                 (973) 227-7168
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|    No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 72,998,055 shares of Common Stock outstanding as of June 13, 2004.

      Transitional Small Business Disclosure Format (check one):

         Yes |_|    No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Part I      Financial Information............................................  2
Item 1      Condensed Balance Sheets.........................................  2
            Condensed Statements of Operations (unaudited)...................  3
            Condensed Statements of Cash Flows (unaudited)...................  4
            Notes to Condensed Financial Statements (unaudited)..............  5
Item 2      Management's Discussion and Analysis or Plan of Operations....... 10
Item 3      Controls and Procedures.......................................... 11
            Risk Factors..................................................... 11
Part II     Others Information............................................... 16
Item 6      Exhibits and Reports on Form 8-K................................. 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)        (Audited)
Current Assets
   Cash and cash equivalents                                                   $    241,372     $     10,660
   Marketable securities                                                          3,741,247        1,374,174
   Prepaid expense - related party                                                  503,750        1,007,500
   Prepaid expenses and supplies                                                    139,131          171,939
                                                                               ------------     ------------

Total Current Assets                                                              4,625,500        2,564,273

Intangible Assets, Net - Related Party                                            3,154,756        3,511,900
Other Intangible Assets, Net                                                        113,462           94,640
Property and Equipment, Net                                                         257,909          293,049
Deposits                                                                             29,953           29,953
                                                                               ------------     ------------

                                                                               $  8,181,580     $  6,493,815
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                       $    213,897     $    279,506
                                                                               ------------     ------------

Total Current Liabilities                                                           213,897          279,506
                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     (authorized - 3,000,000 shares authorized at 2004 and 2003;
     issued and outstanding - 0 and 2,000,000 at 2004 and 2003)
     liquidation preference - $0 and $22,122,600 at 2004 and 2003                        --            2,000
   Common stock; $.0001 par value (authorized - 150,000,000 shares at 2004 and 2003; issued and outstanding - 72,998,055 and
     37,538,189 at 2004 and 2003 and 150,000 shares issuable at 2004)                 7,315            3,754
   Additional paid-in capital                                                    52,084,002       35,929,864
   Deferred compensation                                                             (2,246)          (4,822)
   Stock subscriptions receivable                                                        --          (24,000)
   Accumulated other comprehensive loss                                             (83,881)         (27,698)
   Deficit accumulated in the development stage                                 (44,037,507)     (29,664,789)
                                                                               ------------     ------------

Total Stockholders' Equity                                                        7,967,683        6,214,309
                                                                               ------------     ------------

                                                                               $  8,181,580     $  6,493,815
                                                                               ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                               Three Months Ended June 30,         Six Months Ended June 30,     March 12, 2001
                                              -----------------------------     -----------------------------    (Inception) to
                                                  2004             2003             2004             2003         June 30, 2004
                                              ------------     ------------     ------------     ------------    --------------
Revenues                                      $         --     $         --     $         --     $         --     $         --
                                              ------------     ------------     ------------     ------------     ------------

Operating Expenses
  Research and development - related party         430,447          430,447          860,894          860,894       12,620,316
  Research and development                         689,800          552,042        1,590,494        1,335,220        4,870,062
  Depreciation and amortization                      7,530           32,994           15,040           12,423           57,661
  General and administrative                       762,317          324,381        1,184,215          643,150        4,700,825
                                              ------------     ------------     ------------     ------------     ------------

Total Operating Expenses                         1,890,094        1,339,864        3,650,643        2,851,687       22,248,864
                                              ------------     ------------     ------------     ------------     ------------

Loss From Operations                            (1,890,094)      (1,339,864)      (3,650,643)      (2,851,687)     (22,248,864)

Investment Income                                   15,349           47,918           27,925           85,027          208,471
                                              ------------     ------------     ------------     ------------     ------------

Loss Before Income Tax Benefit                  (1,874,745)      (1,291,946)      (3,622,718)      (2,766,660)     (22,040,393)

Income Tax Benefit                                      --               --               --               --          221,636
                                              ------------     ------------     ------------     ------------     ------------

Net Loss                                        (1,874,745)      (1,291,946)      (3,622,718)      (2,766,660)     (21,818,757)

Preferred Stock Dividends                               --               --      (10,750,000)              --      (22,218,750)
                                              ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders               $ (1,874,745)    $ (1,291,946)    $(14,372,718)    $ (2,766,660)    $(44,037,507)
                                              ============     ============     ============     ============     ============

Basic and Diluted Loss per Common Share       $      (0.03)    $      (0.03)    $      (0.21)    $      (0.07)    $      (1.10)
                                              ============     ============     ============     ============     ============

Basic and Diluted Weighted Average Common
 Shares Common Shares Outstanding               73,042,560       37,538,189       68,951,986       37,538,189       40,057,020
                                              ============     ============     ============     ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                           Six Months Ended           March 12, 2001
                                                                   -------------------------------    (Inception) to
                                                                    June 30, 2004    June 30, 2003    June 30, 2004
                                                                    -------------    -------------    --------------
Cash Flows from Operating Activities
    Net loss                                                        $ (3,622,718)    $ (2,766,660)    $(21,818,757)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                     430,716          421,691        2,125,565
       Amortization of net premium paid on investments                        --            4,962           54,551
       Dividends reinvested                                              (75,970)         (30,061)        (158,074)
       Members' contributed salaries                                          --               --           12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                       --               --        5,015,000
       Operating expenses paid by related parties on
        behalf of Company                                                     --               --           17,587
       Amortization of deferred compensation                               2,576            6,888          195,243
       Investor relations fee netted against subscription
        receivable                                                        24,000           12,000           60,000
       Compensatory common stock                                          75,000               --          210,000
       Assignment of call options as compensation                        376,508               --          376,508
       (Gain) loss on sale of available-for-sale securities               50,317          (10,280)          81,221
    Changes in assets and liabilities
       Prepaid expenses                                                  518,071          512,862         (574,331)
       Interest receivable                                                    --            4,843               --
       Supplies                                                           18,487           (9,478)         (68,550)
       Deposits                                                               --               --          (29,953)
       Accounts payable and accrued expenses                             (68,303)        (121,344)         193,773
                                                                    ------------     ------------     ------------

Net Cash Used in Operating Activities                                 (2,271,316)      (1,974,577)     (14,307,231)
                                                                    ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchases of available-for-sale securities                        (4,300,010)      (1,915,369)     (13,858,181)
    Proceeds from sale of available-for-sale securities                1,902,407        1,045,847       10,055,353
    Expenditures related to patent                                       (19,135)          (4,416)         (86,571)
    Purchases of property and equipment                                  (35,425)         (33,395)        (529,399)
                                                                    ------------     ------------     ------------

Net Cash Used in Investing Activities                                 (2,452,163)        (907,333)      (4,418,798)
                                                                    ------------     ------------     ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                --               --          (80,000)
    Proceeds from stock subscription receivable                               --          575,000        1,290,000
    Issuance of common stock, net of offering and transaction
     costs                                                             4,954,191               --        7,824,905
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                     --        2,480,000        9,932,496
                                                                    ------------     ------------     ------------

Net Cash Provided by Financing Activities                              4,954,191        3,055,000       18,967,401
                                                                    ------------     ------------     ------------

Net Increase in Cash and Cash Equivalents                                230,712          173,090          241,372

Cash and Cash Equivalents, Beginning of Period                            10,660          227,193               --
                                                                    ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                            $    241,372     $    400,283     $    241,372
                                                                    ============     ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

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


                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                           -----------------------------     -----------------------------
                                                               2004             2003             2004             2003
                                                           ------------     ------------     ------------     ------------
Net loss to common stockholders, as reported               $ (1,874,745)    $ (1,291,946)    $(14,372,718)    $ (2,766,660)

Add: Stock-based employee/ director compensation
   included in reported net loss                                     --               --               --               --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                             (1,014)          (6,063)          (3,197)          (6,063)
                                                           ------------     ------------     ------------     ------------

Pro forma net loss                                         $ (1,875,759)    $ (1,298,009)    $(14,375,915)    $ (2,772,723)
                                                           ============     ============     ============     ============

   Loss per share basic and diluted - as reported                 (0.03)           (0.03)           (0.21)           (0.07)
   Loss per share basic and diluted - pro forma                   (0.03)           (0.03)           (0.21)           (0.07)

Shares used in basic and diluted loss per share amounts      73,042,560       37,538,189       68,951,986       37,538,189
                                                           ============     ============     ============     ============

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations

Astralis Ltd. is an emerging biotechnology company based in New Jersey and engaged primarily in the research and development of novel treatments for immune system disorders and skin diseases. The Company is currently developing two products. Its primary product, Psoraxine, is an innovative immunotherapeutic product under development for the treatment of psoriasis. The Company's second product is for the treatment of leishmaniasis.

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

Management estimates that its current cash and marketable securities held at June 30, 2004, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures through the second quarter of 2005, including the cost to complete Phase II of the FDA testing process for Psoraxine. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

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

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 4 - MARKETABLE SECURITIES (Continued)

The securities reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive loss and reflected as a separate component within the Stockholders' Equity section of the balance sheets. Realized gains and losses on securities available-for-sale are included in investment income and expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

As of June 30, 2004, available-for-sale securities consist of the following:

                                                       Gross          Gross
                                     Amortized       Unrealized    Unrealized
                           Due          Cost            Loss          Gains       Fair Value
                         -------    -----------     -----------    -----------    -----------
   Fixed Income Funds    Current    $ 3,825,128    $   (86,556)    $     2,675    $ 3,741,247
                                    -----------    -----------     -----------    -----------

                                    $ 3,825,128    $   (86,556)    $     2,675    $ 3,741,247
                                    ===========    ===========     ===========    ===========

NOTE 5 - CAPITAL STOCK ACTIVITY

On January 20, 2004, the Company closed a private placement from which it received gross proceeds of approximately $4,080,000. The transaction consisted of the sale to accredited investors of units consisting of 8,159,964 shares of common stock and warrants to purchase 8,159,964 shares of common stock. The warrants have an exercise price of $0.73 and expire in four years.

Concurrently with the closing of the private placement, Skyepharma PLC ("Skyepharma") converted all of its outstanding shares of Series A Preferred Stock of the Company into 25,000,000 shares of common stock at a reduced conversion price of $0.80 per share. Skyepharma agreed that up to 12,500,000 shares of its common stock issued upon conversion of the Series A Preferred Stock will be subject to a call option at the discretion of the Company upon completion of an agreed upon milestone at a premium in excess of the conversion price. The call option can be exercised on or after the later of July 21, 2004 or the achievement of the milestone. In connection with this transaction and in accordance with SFAS 84, "Induced Conversions of Convertible Debt, an Amendment of APB Opinion No. 26" the Company recorded a non-cash preferred stock dividend in January 2004 amounting to $10,750,000.

On the closing date of conversion, January 20, 2004, the Company and other original stockholders amended the stockholders agreement dated as of December 10, 2001. The board of directors is now required to be comprised of at least seven directors and include at least two independent directors. The agreement will terminate upon the later of (i) the date on which SkyePharma no longer beneficially owns, in the aggregate, at least 20% of the outstanding common stock of the Company or (ii) January 20, 2007. Further, this agreement may be terminated by mutual written consent of the Company and SkyePharma.

On February 19, 2004, the Company closed the second round of its private placement from which it received $1,150,000. The transaction consisted of sales to accredited investors of units consisting of 2,299,902 shares of common stock and warrants to purchase 2,299,902 shares of common stock. The warrants have an exercise price of $0.73 and expire in four years.

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 5 - CAPITAL STOCK ACTIVITY (Continued)

An entity whose sole shareholder is a director of the Company was paid a consulting fee in the amount of $261,496 in February 2004 for the consulting services related to the private placement completed in 2004. In addition, the related party and his assignees received warrants to purchase an aggregate of 418,394 shares of the Company's common stock at $0.50 per share and warrants to purchase an aggregate of 418,394 shares of the Company's common stock at $0.73 per share. An additional consulting fee equal to 5% of proceeds received will be paid upon exercise of the warrants issued in the private placements. The warrants expire in four years.

The Company agreed to issue to FPP Capital Advisors (a related party) 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock. The warrants have an exercise price of $0.73 and expire in four years. In addition, in connection with the conversion by SkyePharma of its shares of the Company's Series A Preferred Stock, the Company assigned to FPP Capital Advisors, as compensation, 10% of the call option provided to the Company under the call option agreement dated January 20, 2004 between the Company and SkyePharma. Accordingly, the Company recorded a non-cash charge of $376,508 in June 2004.

Warrants issued in April 2001 to purchase 75,000 shares of the Company's common stock expired in April 2004.

On July 9, 2004 a director of the Company exercised options to purchase 25,000 shares of common stock at $0.45 a share. The shares issued remain restricted.

NOTE 6 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                    Three Months Ended June 30,        Six Months Ended June 30,
                                   -----------------------------     -----------------------------
                                       2004             2003             2004             2003
                                   ------------     ------------     ------------     ------------
Net loss                           $ (1,874,745)    $ (1,291,946)    $(14,372,718)    $ (2,766,660)

Unrealized (loss) arising
  during period                         (85,207)          (1,181)         (80,579)          (2,857)

Reclassification adjustment for
  loss realized in net loss               4,480               --           24,396               --
                                   ------------     ------------     ------------     ------------

Unrealized loss                         (80,727)          (1,181)         (56,183)          (2,857)
                                   ------------     ------------     ------------     ------------

Comprehensive loss                 $ (1,955,472)    $ (1,293,127)    $(14,428,901)    $ (2,769,517)
                                   ============     ============     ============     ============

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 18,151,891 and 19,645,237 at June 30, 2004 and 2003, respectively.

NOTE 8 - RECLASSIFICATION

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

Comparison of the three months and six months ended June 30, 2004 and June 30, 2003.

      Revenues. We did not record any revenues during the three months or six months ended June 30, 2004 and June 30, 2003.

      Operating Expenses. Operating expenses primarily consist of research and development costs and general and administrative expenses. Research and development costs increased $137,758 and $255,274, or 14% and 12%, to $1,120,247 and $2,451,388, respectively, for the three and six months ended June 30, 2004 from $982,489 and $2,196,114, respectively, for the three and six months ended June 30, 2003. Research and development expenditures increased because due to the costs associated with the commencement of Phase II clinical trials. General and administrative expenses increased $437,936 and $541,065, or 135% and 84%, to $762,317 and $1,184,215, respectively, for the three and six months ended June 30, 2004 from $324,381and $643,150, respectively, for the three and six months ended June 30, 2003. The increase in general and administrative expenses was primarily due to a noncash expense related to our assignment to FPP Capital

Advisors of 10% of the call option provided to us under the Call Option Agreement dated January 20, 2004 between us and SkyePharma. We assigned 10% of the call option to FPP Capital Advisors for consulting services. FPP Capital Advisors is an entity whose sole shareholder is Fabien Pictet, one of our directors. As a result of the assignment, we recorded in general and administrative expenses a non-cash charge of $376,508. Without this non-cash charge, general and administrative expenses would have been $385,809 and $807,707, an increase of 19% and 26% over comparable periods in 2003, respectively, for the three and six months ended June 30, 2004. The remaining increase in general and administrative expenses is attributable to increased legal and accounting costs associated with the preparation and filing of a registration statement on Form SB-2 for shares issued in a private placement offering during the first quarter of 2004.

The Next Twelve Months

      At June 30, 2004 we had cash balances of $241,372 and marketable securities of $3,741,174.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash through the second quarter of 2005 as follows:

o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. We expect to spend $1,700,000 on research and development, of which we expect to pay approximately $1,200,000 to third parties in connection with our Phase II clinical trials.

o We intend to implement our business plan and facilitate the operations of our company. We will spend approximately $850,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

o We also expect to expend approximately $900,000 for our general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations for the period following the second quarter of 2005. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to attempt to obtain U.S. Food and Drug Administration ("FDA") approval for the marketing of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our acting Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  RISK FACTORS

      We have no sales; we will not have sales in the foreseeable future; we are in an early stage of development and we may never sell products or become profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, have no revenues and have incurred a cumulative net loss of $44,037,507 through June 30, 2004 which has increased to date. The cumulative net loss through June 30, 2004 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      Our Chief Executive Officer and Chief Financial Officer have resigned.

      On July 28, 2004, we accepted the resignations of Mike Ajnsztajn and Gina Tedesco, effective immediately with respect to their positions as members of our Board of Directors and effective as of August 26, 2004 with respect to their positions as our Chief Executive Officer and Chief Financial Officer, respectively. Jose O'Daly, Chairman of our Board of Directors and President of Research and Development, will act as interim Chief Executive Officer after August 26, 2004. In light of these resignations, we have experienced a substantial change in management. No assurance can be given that out current or future members of management will be able to operate our business effectively.

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

      Our initial product candidate, Psoraxine, will require the commitment of substantial resources to move it towards commercialization. Before obtaining regulatory approvals for the commercial sale of Psoraxine, we must demonstrate the safety and efficacy of our product candidate through preclinical testing and clinical trials. Conducting clinical trials involves a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product. If we or the FDA believe that our clinical trials expose participating patients to unacceptable health risks, we may suspend such trials. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Some of the factors that may delay our commencement and rate of completion of clinical trials include:

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

      We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies. Our competitors may include

Biogen, Genentech/Xoma, Amgen and Wyeth, Abbott Laboratories and Novartis. These organizations may develop technologies that provide superior alternatives to our technologies. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

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

      We depend on the services of Dr. Jose Antonio O'Daly, the loss of whose services would adversely impact the achievement of our objectives. Our key personnel have no prior experience managing a start-up biotechnology company. In addition, our Chief Executive Officer and Chief Financial Officer have resigned effective as of August 26, 2004. We do not currently have sufficient executive management personnel to execute our business plan fully and are in the process of searching for a new Chief Executive Officer and Chief Financial Officer. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Although we believe we can successfully attract and retain qualified personnel, we face intense competition for experienced executive officers and scientists. Failure to attract and retain skilled personnel would prevent us from pursuing collaborations and developing our products and core technologies to the extent otherwise possible.

      Our planned activities will require additional expertise. These activities will require the addition of new personnel and the development of additional expertise by existing management personnel. The inability to acquire or develop this expertise could impair the growth, if any, of our business.

      If we face claims in clinical trials of a drug candidate, these claims will divert our management's time and we will incur litigation costs.

      We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of Psoraxine results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. Although we currently maintain clinical liability insurance coverage, it may not sufficiently cover any claims made against us and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could strain our financial resources in addition to consuming the time and attention of our management. Law suits for any injuries caused by our products may result in liabilities that exceed our total assets.

      Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      Our officers, directors and principal stockholders owning at least 5% of our common stock together control approximately 71.94% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until August 10, 2004, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us or our stockholders, including the selling stockholders pursuant to this prospectus, and the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 73,173,055 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 91,664,946 shares of common stock outstanding. Of the outstanding shares, up to 73,148,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index.

      (b)   Reports on Form 8-K

      On April 1, 2004, we filed a current report on Form 8-K reporting that we issued a press release regarding our earnings for the year ended December 31, 2003.

      On May 18, 2004, we filed a current report on Form 8-K reporting that we issued a press release regarding our earnings for the quarter ended March 31, 2004.

      On July 29, 2004, we filed a current report on Form 8-K reporting that we issued a press release regarding the resignation of our Chief Executive Officer and our Chief Financial Officer.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ASTRALIS LTD.
                                               (Registrant)


Dated: August 16, 2004                        By: /s/ Jose O'Daly
                                                  ------------------------------
                                                  Jose O'Daly
                                                  Chairman of the Board of
                                                  Directors and President of
                                                  Research and Development
                                                  (Principal Executive Officer;
                                                  Authorized Signatory
                                                  on behalf of Registrant)


Dated: August 16, 2004                        By: /s/ Mike Ajnsztajn
                                                  ------------------------------
                                                  Mike Ajnsztajn
                                                  Chief Executive Officer


Dated: August 16, 2004                        By: /s/ Gina Tedesco
                                                  ------------------------------
                                                  Gina Tedesco
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION

31.1 Certification of Mike Ajnsztajn required by Rule 13a-14(a) or Rule 15d-14(a)

31.2               Certification of Gina Tedesco required by Rule 13a-14(a) or
                   Rule 15d-14(a)

31.3               Certification of Jose O'Daly required by Rule 13a-14(a) or
                   Rule 15d-14(a)

32.1 Certification of Jose O'Daly, Mike Ajnsztajn and Gina Tedesco required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350