Form 10QSB
period 2004-09-30
ASTRALIS LTD
filed 2004-11-15
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

   (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,171,055 shares of Common Stock outstanding as of November 15, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Part I.   Financial Information..............................................  3

Item 1.   Condensed Balance Sheets as of September 30, 2004 (unaudited) and
          December 31, 2003..................................................  3

          Condensed Statements of Operations (unaudited).....................  4

          Condensed Statements of Cash Flows (unaudited).....................  5

          Notes to Condensed Financial Statements (unaudited)................  6

Item 2.   Management's Discussion and Analysis or Plan of Operations......... 11

Item 3.   Controls and Procedures............................................ 12

          Risk Factors....................................................... 13

Part II.  Other Information.................................................. 18

Item 6.   Exhibits and Reports on Form 8-K................................... 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                                      ASSETS
                                                                               September 30,    December 31,
                                                                                   2004             2003
                                                                               -------------    ------------
                                                                                (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                                   $    250,148     $     10,660
   Marketable securities                                                          2,694,679        1,374,174
   Prepaid expense - related party                                                  251,875        1,007,500
   Prepaid expenses and supplies                                                    168,863          171,939
                                                                               ------------     ------------

Total Current Assets                                                              3,365,565        2,564,273

Intangible Assets, Net - Related Party                                            2,976,184        3,511,900
Other Intangible Assets, Net                                                        115,736           94,640
Property and Equipment, Net                                                         243,862          293,049
Deposits                                                                             29,452           29,953
                                                                               ------------     ------------

                                                                               $  6,730,799     $  6,493,815
                                                                               ============     ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                       $    329,076     $    279,506
                                                                               ------------     ------------

Total Current Liabilities                                                           329,076          279,506
                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible preferred stock, Series A, $.001 par value;
     (authorized - 3,000,000 shares authorized at 2004 and 2003;
     issued and outstanding - 0 and 2,000,000 at 2004 and 2003)
     liquidation preference - $0 and $22,122,600 at 2004 and 2003                        --            2,000
   Common stock; $.0001 par value (authorized - 150,000,000 shares at 2004 and 2003; issued and outstanding - 73,173,055 and
     37,538,189 at 2004 and 2003)                                                     7,317            3,754
   Additional paid-in capital                                                    52,095,251       35,929,864
   Deferred compensation                                                             (1,039)          (4,822)
   Stock subscriptions receivable                                                        --          (24,000)
   Accumulated other comprehensive loss                                             (31,272)         (27,698)
   Deficit accumulated in the development stage                                 (45,668,534)     (29,664,789)
                                                                               ------------     ------------

Total Stockholders' Equity                                                        6,401,723        6,214,309
                                                                               ------------     ------------

                                                                               $  6,730,799     $  6,493,815
                                                                               ============     ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,            March 12, 2001
                                              -----------------------------     -----------------------------    (Inception) to
                                                  2004             2003             2004             2003      September 30, 2004
                                              ------------     ------------     ------------     ------------  ------------------
Revenues                                      $         --     $         --     $         --     $         --     $         --
                                              ------------     ------------     ------------     ------------     ------------

Operating Expenses
   Research and development - related party        430,447          430,447        1,291,341        1,291,341       13,050,763
   Research and development                        886,006          429,244        2,476,500        1,801,328        5,756,068
   Depreciation and amortization                     7,774           33,523           22,814           18,954           65,435
   General and administrative                      307,329          322,741        1,491,544          956,019        5,008,154
                                              ------------     ------------     ------------     ------------     ------------

Total Operating Expenses                         1,631,556        1,215,955        5,282,199        4,067,642       23,880,420
                                              ------------     ------------     ------------     ------------     ------------

Loss From Operations                            (1,631,556)      (1,215,955)      (5,282,199)      (4,067,642)     (23,880,420)

Investment Income                                      529           20,080           28,454          105,107          209,000
                                              ------------     ------------     ------------     ------------     ------------

Loss Before Income Tax Benefit                  (1,631,027)      (1,195,875)      (5,253,745)      (3,962,535)     (23,671,420)

Income Tax Benefit                                      --               --               --               --          221,636
                                              ------------     ------------     ------------     ------------     ------------

Net Loss                                        (1,631,027)      (1,195,875)      (5,253,745)      (3,962,535)     (23,449,784)

Preferred Stock Dividends                               --               --      (10,750,000)              --      (22,218,750)
                                              ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders               $ (1,631,027)    $ (1,195,875)    $(16,003,745)    $ (3,962,535)    $(45,668,534)
                                              ============     ============     ============     ============     ============

Basic and Diluted Loss per Common Share       $      (0.02)    $      (0.03)    $      (0.23)    $      (0.11)    $      (1.08)
                                              ============     ============     ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                      73,171,132       37,538,189       70,488,807       37,538,189       42,394,770
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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,           March 12, 2001
                                                                          -----------------------------    (Inception) to
                                                                              2004             2003      September 30, 2004
                                                                          ------------     ------------  ------------------
Cash Flows from Operating Activities
    Net loss                                                              $ (5,253,745)    $ (3,962,535)    $(23,449,784)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                           649,199          633,782        2,344,048
       Amortization of net premium paid on investments                              --            5,737           54,551
       Dividends reinvested                                                   (108,654)         (49,298)        (190,758)
       Members' contributed salaries                                                --               --           12,986
       Research and development service fee netted against proceeds
        received from preferred stock issuance                                      --               --        5,015,000
       Operating expenses paid by related parties on behalf of Company              --               --           17,587
       Amortization of deferred compensation                                     3,783           47,903          196,450
       Investor relations fee netted against subscription receivable            24,000           24,000           60,000
       Compensatory common stock                                                75,000               --          210,000
       Assignment of call options as compensation                              376,508               --          376,508
       (Gain) loss on fixed asset retirement                                     1,403               --            1,403
       (Gain) loss on sale of available-for-sale securities                     83,329          (11,874)         114,233
    Changes in assets and liabilities
       Prepaid expenses                                                        797,537          767,156         (294,865)
       Interest receivable                                                          --            5,891               --
       Supplies                                                                (38,836)         (96,455)        (125,873)
       Deposits                                                                    501               --          (29,452)
       Accounts payable and accrued expenses                                    49,571          (83,806)         311,647
                                                                          ------------     ------------     ------------

Net Cash Used in Operating Activities                                       (3,340,404)      (2,719,499)     (15,376,319)
                                                                          ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchases of available-for-sale securities                              (4,300,010)      (1,915,369)     (13,858,181)
    Proceeds from sale of available-for-sale securities                      3,001,256        1,184,046       11,154,202
    Expenditures related to patent                                             (25,676)          (7,203)         (93,112)
    Insurance proceeds from fixed asset retirement                               4,113               --            4,113
    Purchases of property and equipment                                        (65,232)         (47,677)        (559,206)
                                                                          ------------     ------------     ------------

Net Cash Used in Investing Activities                                       (1,385,549)        (786,203)      (3,352,184)
                                                                          ------------     ------------     ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                      --               --          (80,000)
    Proceeds from stock subscription receivable                                     --          825,000        1,290,000
    Proceeds from exercise of stock options                                     11,250               --           11,250
    Issuance of common stock, net of offering and transaction costs          4,954,191               --        7,824,905
    Issuance of preferred stock, net of research and development
     service fee, technology option and costs of offering                           --        2,480,000        9,932,496
                                                                          ------------     ------------     ------------

Net Cash Provided by Financing Activities                                    4,965,441        3,305,000       18,978,651
                                                                          ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           239,488         (200,702)         250,148

Cash and Cash Equivalents, Beginning of Period                                  10,660          227,193               --
                                                                          ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                  $    250,148     $     26,491     $    250,148
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

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           -----------------------------     -----------------------------
                                                               2004             2003             2004             2003
                                                           ------------     ------------     ------------     ------------
Net loss to common stockholders, as reported               $ (1,631,027)    $ (1,195,875)    $(16,003,745)    $ (3,962,535)

Add: Stock-based employee/ director compensation
   included in reported net loss                                     --               --               --               --

Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                             (1,024)          (7,000)          (4,220)         (13,063)
                                                           ------------     ------------     ------------     ------------

Pro forma net loss                                         $ (1,632,051)    $ (1,202,875)    $(16,007,965)    $ (3,975,598)
                                                           ============     ============     ============     ============

   Loss per share basic and diluted - as reported                 (0.02)           (0.03)           (0.23)           (0.11)
   Loss per share basic and diluted - pro forma                   (0.02)           (0.03)           (0.23)           (0.11)

Shares used in basic and diluted loss per share amounts      73,171,132       37,538,189       70,488,807       37,538,189
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

Management estimates that its current cash and marketable securities held at September 30, 2004, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures through the first quarter of 2005, including the cost to complete Phase II of the FDA testing process for Psoraxine. Based on our current plans, we will need to raise additional funds to continue our operations in the period following the first quarter of 2005. The Company is evaluating various options to raise additional funds necessary to continue our operations following that period. The Company will also need to raise significant additional funds from outside sources in future years in order to complete future phases of FDA required testing.

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

As of September 30, 2004, available-for-sale securities consist of the following:

                                                                     Gross              Gross
                                               Amortized           Unrealized        Unrealized
                             Due                 Cost                 Loss              Gains           Fair Value
                          ---------           ------------         ----------         ---------        -----------
Fixed Income Funds         Current            $  2,725,951         $  (86,556)        $  55,284        $ 2,694,679
                                              ------------         ----------         ---------        -----------

                                              $  2,725,951         $  (86,556)        $  55,284        $ 2,694,679
                                              ============         ==========         =========        ===========

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

The Company agreed to issue to FPP Capital Advisors (a related party) 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock. The warrants have an exercise price of $0.73 and expire in five years. In addition, in connection with the conversion by SkyePharma of its shares of the Company's Series A Preferred Stock, the Company assigned to FPP Capital Advisors, as compensation, 10% of the call option provided to the Company under the call option agreement dated January 20, 2004 between the Company and SkyePharma. Accordingly, the Company recorded a non-cash charge of $376,508 in June 2004.

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

NOTE 6 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                      -----------------------------     -----------------------------
                                          2004             2003             2004             2003
                                      ------------     ------------     ------------     ------------
Net loss                              $ (1,631,027)    $ (1,195,875)    $(16,003,745)    $ (3,962,535)

Unrealized gain (loss) arising
  during period                             87,851          (18,506)          24,043          (27,062)

Reclassification adjustment for
  (gain) loss realized in net loss         (35,242)             (42)         (27,617)           5,657
                                      ------------     ------------     ------------     ------------

Unrealized gain (loss)                      52,609          (18,548)          (3,574)         (21,405)
                                      ------------     ------------     ------------     ------------

Comprehensive loss                    $ (1,578,418)    $ (1,214,423)    $(16,007,319)    $ (3,983,940)
                                      ============     ============     ============     ============

                                 ASTRALIS, LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 18,491,891 and 19,645,237 at September 30, 2004 and 2003,
respectively.

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

      Currently, we are engaged in the following activities to further our development efforts of our initial product candidate:

o Ongoing research and development of Psoraxine, including conducting Phase II clinical trials in the U.S.; and

o Development of the technology underlying Psoraxine for the treatment of indications other than psoriasis, such as eczema, seborrheic dermatitis, leishmaniasis and psoriatic arthritis.

Results of Operations

Comparison of the three and nine months ended September 30, 2004 and September 30, 2003.

      Revenues. We did not record any revenues during the three and nine months ended September 30, 2004 and September 30, 2003.

      Operating Expenses. Operating expenses primarily consist of research and development costs and general and administrative expenses. Research and development costs increased $456,762 and $754,284, or 53% and 25% to $1,316,453 and $3,767,841, respectively, for the three and nine months ended September 30, 2004 from $859,691 and $3,013,557, respectively, for the three and nine months ended September 30, 2003. Research and development expenditures increased primarily due to milestone payments to the clinical research organization related to patient recruitment in continuing Phase II clinical trials. General and administrative expenses decreased $15,412 and increased $535,525, or 5% and 56%, to $307,329 and $1,491,544, respectively, for the three and nine months ended September 30, 2004 from $322,741 and $956,019, respectively, for the three and nine months ended September 30, 2003. The decrease in general and administrative expenses for the three months ended September 30, 2004 was primarily due to a decrease in management salary expense with the departure of our prior Chief Executive Officer and Chief Financial Officer. The increase in general and administrative expense for the nine months ended September 30, 2004 was primarily due to a non-cash expense related to our assignment to FPP Capital Advisors of 10% of the call option provided to us under the Call Option Agreement dated January 20, 2004 between us and SkyePharma. We assigned 10% of the call option to FPP Capital Advisors for consulting services. FPP Capital Advisors is an entity whose sole shareholder is Fabien Pictet, one of our directors. As a result of the assignment, we recorded in general and administrative expenses a non-cash charge of $376,508. The remaining increase in general and administrative expenses for the nine months ended September 30, 2004 is attributable to increased legal and accounting costs associated with the preparation and filing of a registration statement on Form SB-2 for shares issued in a private placement offering during the first quarter of 2004.

The Next Twelve Months

      At September 30, 2004 we had cash balances of $250,148 and marketable securities of $2,694,679.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash through the third quarter of 2005 as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine. We expect to spend $2,000,000 on research and development, of which we expect to pay approximately $950,000 to third parties.

      o We intend to proceed with the implementation of our business plan and continue the operations of our company. We will spend approximately $950,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense and reflected in the paragraph above.

      o In preparation for meeting the increasing need for supplies for Phase III clinical studies and commercialization we intend to scale up manufacturing capabilities for our lead product candidate in collaboration with a third party. We anticipate the costs associated with this activity to be approximately $1,200,000.

      o We also expect to expend approximately $1,100,000 for our general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations in the period following the first quarter of 2005. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

      Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  RISK FACTORS

      We have no sales; we will not have sales in the foreseeable future; we are in an early stage of development and we may never sell products or become profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, have no revenues and have incurred a cumulative net loss of $45,668,534 through September 30, 2004 which has increased to date. The cumulative net loss through September 30, 2004 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine, we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine and subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      We will need to obtain additional funds to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      Based on our current plans, we will need to raise additional funds to continue our operations in the period following the first quarter of 2005. We will need additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

      In addition, the Independent Auditors' Report on our annual financial statements includes a paragraph indicating doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      Recent and future changes in senior management may affect our ability to implement our business plan.

      On July 28, 2004, we accepted the resignations of Mike Ajnsztajn and Gina Tedesco, effective immediately with respect to their positions as members of our Board of Directors and effective as of August 26, 2004 with respect to their positions as our Chief Executive Officer and Chief Financial Officer, respectively. On October 13, 2004, we retained Peter Golikov as interim Chief Executive Officer and Michael Garone as interim Chief Financial Officer. Our ability to implement our business strategy may be adversely affected if we experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization.

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

      We depend on the services of Dr. Jose Antonio O'Daly, the loss of whose services would adversely impact the achievement of our objectives. In addition, we have recently hired an interim Chief Executive Officer and interim Chief Financial Officer. We do not currently have sufficient executive management personnel to execute our business plan fully. Also, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Although we believe we can successfully attract and retain qualified personnel, we face intense competition for experienced executive officers and scientists. Failure to attract and retain skilled personnel would prevent us from pursuing collaborations and developing our products and core technologies to the extent otherwise possible.

      Our planned activities will require additional expertise. These activities will require the addition of new personnel and the development of additional expertise by existing management personnel. The inability to acquire or develop this expertise could impair the growth of our business.

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

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until November 14, 2004, the range of our stock price has been between $0.22 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

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

                                    PART II
                                OTHER INFOMATION

Item 6. Exhibits

      See Exhibit Index.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASTRALIS LTD.
                                            (Registrant)


Dated: November 15, 2004                    By: /s/ Peter Golikov
                                                --------------------------------
                                                Peter Golikov
                                                Interim Chief Executive Officer
                                                (Principal Executive Officer;
                                                Authorized Signatory on behalf
                                                of Registrant)


Dated: November 15, 2004                    By: /s/ Michael Garone
                                                --------------------------------
                                                Michael Garone
                                                Interim Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION

31.1              Certification of Peter Golikov required by Rule 13a-14(a) or
                  Rule 15d-14(a)

31.2              Certification of Michael Garone required by Rule 13a-14(a) or
                  Rule 15d-14(a)

32.1 Certification of Peter Golikov and Michael Garone required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350