Form 10QSB
period 2005-03-31
ASTRALIS LTD
filed 2005-05-16
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,273,055 shares of Common Stock outstanding as of May 13, 2005.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Part I          Financial Information........................................  3
        Item 1  Condensed Balance Sheets.....................................  3
                Condensed Statements of Operations (Unaudited)...............  4
                Condensed Statements of Cash Flows (Unaudited)...............  5
                Notes to Condensed Financial Statements......................  6
        Item 2  Management's Discussion and Analysis or Plan of Operation.... 10
        Item 3  Controls and Procedures...................................... 13
                Risk Factors................................................. 13
Part II         Other Information............................................ 19
        Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.. 19
        Item 6  Exhibits.....................................................

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                          March 31,      December 31,
                                                                            2005             2004
                                                                        ------------     ------------
                                                                        (Unaudited)        (Audited)
Current Assets
   Cash and cash equivalents                                            $  1,014,876     $  2,312,401
   Accrued interest receivable                                                 1,032               --
   Prepaid expenses                                                           79,464           70,895
   Supplies                                                                   48,924           55,851
                                                                        ------------     ------------

                    Total Current Assets                                   1,144,296        2,439,147

Other Intangible Assets, Net                                                 120,402          117,923
Property and Equipment, Net                                                  178,175          214,140
Deposits                                                                      26,763           26,763
                                                                        ------------     ------------

                                                                        $  1,469,636     $  2,797,973
                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                $    684,622     $    397,762
                                                                        ------------     ------------

                    Total Current Liabilities                                684,622          397,762
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.0001 par value; 150,000,000 shares authorized at 2005 and 2004; 73,173,055 issued and outstanding at 2005
     and 2004, 100,000 and 0 issuable at 2005 and 2004, respectively           7,327            7,317
   Additional paid-in capital                                             52,160,241       52,095,251
   Deficit accumulated in the development stage                          (51,382,554)     (49,702,357)
                                                                        ------------     ------------

                    Total Stockholders' Equity                               785,014        2,400,211
                                                                        ------------     ------------

                                                                        $  1,469,636     $  2,797,973
                                                                        ============     ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                March 12, 2001
                                                Three Months Ended March 31,    (Inception) to
                                               -----------------------------       March 31,
                                                   2005             2004             2005
                                               ------------     ------------    --------------
Revenues                                       $         --     $         --     $         --
                                               ------------     ------------     ------------

Operating Expenses
   Research and development - related party              --          430,447       16,278,822
   Research and development                       1,086,664          900,694        7,535,892
   Depreciation and amortization                      7,922            7,510           80,946
   General and administrative                       596,509          421,898        5,973,963
                                               ------------     ------------     ------------

                   Total Operating Expenses       1,691,095        1,760,549       29,869,623
                                               ------------     ------------     ------------

Loss From Operations                             (1,691,095)      (1,760,549)     (29,869,623)

Investment income                                    10,898           12,576          190,722
                                               ------------     ------------     ------------

Loss before income tax benefit                   (1,680,197)      (1,747,973)     (29,678,901)

Income tax benefit                                       --               --          515,097
                                               ------------     ------------     ------------

Net Loss                                         (1,680,197)      (1,747,973)     (29,163,804)

Preferred Stock Dividends                                --      (10,750,000)     (22,218,750)
                                               ------------     ------------     ------------

Net Loss to Common Stockholders                $ (1,680,197)    $(12,497,973)    $(51,382,554)
                                               ============     ============     ============

Basic and Diluted Loss per Common Share        $      (0.02)    $      (0.19)    $      (1.11)
                                               ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                       73,224,166       64,861,411       46,234,871
                                               ============     ============     ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended March 31,    March 12, 2001
                                                                         -----------------------------    (Inception) to
                                                                             2005             2004        March 31, 2005
                                                                         ------------     ------------    --------------
Cash Flows from Operating Activities
   Net loss                                                              $ (1,680,197)    $ (1,747,973)    $(29,163,804)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                            40,052          214,792        2,602,803
      Impairment of intangible asset                                               --               --        2,797,612
      Amortization of net premium paid on investments                              --               --           54,551
      Dividend income reinvested                                                   --          (25,489)        (199,323)
      Members' contributed salaries                                                --               --           12,986
      Research and development service fee netted against proceeds
       received from preferred stock issuance                                      --               --        5,015,000
      Operating expenses paid by related parties on behalf of company              --               --           17,587
      Amortization of deferred compensation                                        --               --          197,489
      Investor relation fees netted against subscription receivable                --            1,369           60,000
      Compensatory common stock                                                65,000           12,000          275,000
      Assignment of call option                                                    --               --          376,508
      Loss on sale of available-for-sale securities and fixed asset                --           14,336          160,736
      retirement
   Changes in assets and liabilities
      Prepaid expenses                                                         (8,569)         276,135          (41,133)
      Interest receivable                                                      (1,032)              --           (1,032)
      Supplies                                                                  6,927          (37,115)         (48,924)
      Deposits                                                                     --               --          (26,763)
      Accounts payable and accrued expenses                                   286,860          339,377          626,164
                                                                         ------------     ------------     ------------

Net Cash Used in Operating Activities                                      (1,290,959)        (952,568)     (17,284,543)
                                                                         ------------     ------------     ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                      --       (3,800,010)     (13,858,181)
   Proceeds from sale of available-for-sale securities                             --          500,200       13,843,916
   Expenditures related to patent                                              (4,113)          (1,868)         (98,496)
   Insurance proceeds from claim                                                   --               --            4,113
   Purchases of property and equipment                                         (2,453)          (3,647)        (570,584)
                                                                         ------------     ------------     ------------

Net Cash Used in Investing Activities                                          (6,566)      (3,305,325)        (679,232)
                                                                         ------------     ------------     ------------

Cash Flows from Financing Activities
   Repurchase of common stock                                                      --               --          (80,000)
   Collection of subscription receivable                                           --               --        1,290,000
   Proceeds from exercise of stock options                                         --               --           11,250
   Issuance of common stock, net of offering and transaction costs                 --        4,955,456        7,842,508
   Issuance of preferred stock                                                     --               --        9,932,496
   Private placement offering costs                                                --               --          (17,603)
                                                                         ------------     ------------     ------------

Net Cash Provided by Financing Activities                                          --        4,955,456       18,978,651
                                                                         ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (1,297,525)         697,563        1,014,876

Cash and Cash Equivalents, Beginning of Period                              2,312,401           10,660               --
                                                                         ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                 $  1,014,876     $    708,223     $  1,014,876
                                                                         ============     ============     ============

          See the accompanying notes to condensed financial statements.

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

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

                                                                          Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                       2005              2004
                                                                    ------------     ------------
                                                                     (Unaudited)      (Unaudited)
Net loss to common stockholders, as reported                        $ (1,680,197)    $(12,497,973)

Add: Stock-based employee/ director compensation included in
  reported net loss                                                           --               --
Deduct: Total stock-based employee/director compensation expense
  under the fair value based method for all awards, net of tax          (168,930)          (3,914)
                                                                    ------------     ------------

Pro forma net loss                                                  $ (1,849,127)    $(12,501,887)
                                                                    ============     ============

  Loss per share basic and diluted - as reported                    $      (0.02)    $      (0.19)
  Loss per share basic and diluted - pro forma                      $      (0.03)    $      (0.19)

Shares used in basic and diluted loss per share amounts               73,224,166       64,861,411
                                                                    ============     ============

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

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

NOTE 3 - GOING CONCERN

The Company incurred net losses to common stockholders of $1,680,197 and $51,382,554 for the three-month period ended March 31, 2005 and for the period March 12, 2001(date of inception) to March 31, 2005, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750.

The Company estimates it has sufficient funds to meet operating expenses and capital requirements through the end of July 2005.

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

Management plans to raise additional capital through private placement equity offerings in 2005. These funds, in addition to its cash held at March 31, 2005, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for 2005, including the cost to evaluate the results of the Phase II study, continue clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. The Company will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - CAPITAL STOCK ACTIVITY

In the first quarter of 2005 SkyePharma purchased the outstanding stock, 11,160,000 shares, and related rights from Mike Ajnsztajn and Gaston Liebhaber. Consequently, as of March 3, 2005 SkyePharma owns approximately 49.7% of the Company's outstanding common stock. Among the shares owned by SkyePharma, up to 12,500,000 shares issued upon conversion of the Series A preferred stock will be subject to a call option at the discretion of the Company upon completion of an agreed upon milestone, prior to January 2007, at a premium in excess of the conversion price.

In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to a newly hired officer of the Company. The options were issued with an exercise price of $0.70 per share and with a term of ten years. The first 182,000 shares vested immediately at grant date and then an additional 182,000 shares per year on a cumulative basis until all options have vested.

NOTE 5 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 16,847,891 and 18,441,891 at March 31, 2005 and 2004, respectively.

NOTE 6 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In January 2005, the Company financed $33,516 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on November 10, 2005 and bears interest at a rate of 5.75% per annum. As of March 31, 2005, this note had an outstanding balance of $26,941.

In December 2004, the Company financed $28,280 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on October 10, 2005 and bears interest at a rate of 6.65% per annum. As of March 31, 2005 and December 31, 2004, this note had an outstanding balance of $19,009 and $28,280, respectively.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
              Notes to Condensed Financial Statements - (Unaudited)

NOTE 7 - RECLASSIFICATION

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.

NOTE 8 - SUBSEQUENT EVENTS

On April 11, 2005, the Company issued 50,000 options to a newly elected director. The options were issued with an exercise price of $0.26 and with a term of 10 years. The options shall vest over four years, with the first twenty-five percent vesting on the date of grant.

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

      We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the section captioned "Risk Factors," as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section could seriously harm our business.

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

                                    Overview

General

      We are a development stage biotechnology company engaged primarily in the research and development of treatments for immune system disorders and skin diseases, such as psoriasis and psoriatic and rheumatoid arthritis. Our initial product candidate, Psoraxine(R), is a protein extract used for the treatment of the skin disease psoriasis.

      Currently, we are engaged in the following activities to further our development efforts of our initial product candidate:

      o     Ongoing research and development of Psoraxine(R);

      o Conducting clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Development of the technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as eczema, seborrheic dermatitis and leishmaniasis.

Recent Developments

      Deferral of 10% of Salary by Executive Officers.

      Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately July 2005. We will need to raise additional funds to continue our operations following that period. Substantial additional funds will also be needed in order to fund our continued efforts to obtain approval from the Food and Drug Administration for the marketing of Psoraxine(R), especially given the failure of our Phase II clinical study for Psoraxine(R) to meet its primary endpoint. In response to our limited working capital and our substantial need for funds to continue testing Psoraxine(R) to obtain FDA approval, our executive officers have agreed to defer 10% of their salaries until such time as appropriate funding can be raised. As a result, the annual salary of Dr. Jose Antonio O'Daly, our Chairman of the Board and Chief Scientific Officer, will be reduced from $231,000 to $207,900, the annual salary of James Sharpe, our President and Chief Executive Officer, will be reduced from $231,000 to $207,900 and the minimum monthly salary of Michael Garone, our Chief Financial Officer, will be reduced from $15,600 to $14,040.

      Astralis Phase II Study of Psoraxine(R) for Psoriasis Did Not Meet Primary Study Endpoint.

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

      We entered into an Employment Agreement with our new Chief Executive Officer.

      In January 2005, pursuant to the terms of the Employment Agreement we entered into with James Sharpe, our President and Chief Executive Officer, and a member of Board of Directors, we granted Mr. Sharpe options to purchase 728,000 shares of our common stock, which vested to the extent of 182,000 immediately and thereafter an additional 182,000 shares will vest each year on a cumulative basis until all options have vested. The options have an initial exercise price of $0.70 per share and have a term of ten years. In addition, Mr. Sharpe was issued 100,000 shares of our common stock, which were fully vested and considered fully paid when issued.

                                Plan of Operation

Three months ended March 31, 2005 compared to three months ended March 31, 2004

For three months ended March 31, 2005:

      For the three months ended March 31, 2005, we had no revenue from operations and incurred operating expenses of $1,691,095 which consisted primarily of:

      o Research and development costs of $1,086,664, including $861,526 of costs relating to the Phase II study for Psoraxine(R). Research and development costs did not include any allocation of costs under our Services Agreement with SkyePharma, which expired in December 2004.

      o General and administrative costs of approximately $596,509, including professional fees, rents, salaries for management and our general corporate expenditures.

      As a result, during the three months ended March 31, 2005, we incurred a net loss of $1,680,197.

For the three months ended March 31, 2004:

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

Comparison

      Although our research and development expenses declined from $1,331,141 during the three months ended March 31, 2004 to $1,086,664 during the three months ended March 31, 2005, the 2004 period included $251,875 of costs related to our Services Agreement with SkyePharma and $178,572 of costs related to our Technology Access Option Agreement with SkyePharma. In fact, because of the increased costs relating to the Phase II trials for Psoraxine(R) during the period, the Company's expenses without giving effect to the SkyePharma Services Agreement and/or Technology Access Option Agreement increased during the period ended March 31, 2005 by $185,970.

      General and administrative costs increased by $174,611, reflecting increased professional fees and increased management salaries as a result of our need to retain a new Chief Executive Officer and Chief Financial Officer.

      Net loss for the three months ended March 31, 2004 was $12,497,973, which included $10,750,000 of costs relating to a non-cash preferred stock dividend resulting from our preferred stock conversion to common stock completed during such three-month period. Without giving effect to such transactions, we would have had losses of $1,747,973 during the three months ended March 31, 2004, which included $430,447 of costs associated with our Services Agreement and Technology Access Option Agreement with SkyePharma. As a result, due to the costs relating to our Phase II trials for Psoraxine(R), during the period ended March 31, 2005, although we had losses of $1,680,197 for such period, our losses, excluding the non-cash preferred stock dividend, Services Agreement and Technology Access Option expenses, actually increased by $362,670 for the period ended March 31, 2005 compared to the same period ended March 31, 2004.

The Next Twelve Months

      At March 31, 2005 we had cash balances of $1,014,876, which we estimate will last us through approximately July 2005, and no marketable securities.

      Based on our current operating plan and subject to raising more capital as discussed below, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further our development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. In this regard, we are implementing cost containment measures and realigning development activities to focus on such things as formulation, manufacturing, analytical protocols and potency. We remain committed to Psoraxine(R) and its future development, and expect to redesign and recommence Phase II clinical trials in 2006. We also remain committed to exploring applications of our technology platform in other dermatological diseases, as well as in other therapeutic areas including arthritis. We expect that we would be required to incur expenses of no less than $1,930,000 to third parties in connection with continuing development of Psoraxine(R) and exploration of other applications of the technology.

      o We intend to implement our business plan and facilitate the continuing operations of our company. We will spend approximately $1,690,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o We also expect to expend approximately $1,280,000 for our general administrative and working capital requirements.

      We will need to raise additional funds immediately to continue our operations for the period following July 2005 and to fund any of the activities described above. If we are able to identify additional capital to fund its operating and capital expenditures for 2005, such funds will be required to cover the cost to evaluate the results from our Phase II clinical studies for Psoraxine(R), to continue clinical trials for Psoraxine(R) and to initiate development of products for arthritis and leishmaniasis. Substantial additional funds will be needed in future years in order to fund our efforts to obtain FDA approval to market these products. No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately July 2005. We will need to raise additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $51,382,554 as of March 31, 2005 which has increased to date. The cumulative net loss through March 31, 2005 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      On July 28, 2004, we accepted the resignations of Mike Ajnsztajn and Gina Tedesco, effective immediately with respect to their positions as members of our Board of Directors and effective as of August 26, 2004 with respect to their positions as our Chief Executive Officer and Chief Financial Officer, respectively. On October 13, 2004, we retained Peter Golikov as interim Chief Executive Officer and Michael Garone as interim Chief Financial Officer. On November 24, 2004, Mr. Golikov ceased being our interim Chief Executive Officer. On January 27, 2005, we retained James Sharpe as our Chief Executive Officer. On February 21, 2005, we retained Michael Garone as our Chief Financial Officer. Our ability to implement our business strategy may be adversely affected if we continue to experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization.

      One of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      SkyePharma acquired 11,160,000 additional shares of our common stock on March 3, 2005, in a privately negotiated transaction, increasing its ownership of our common stock from 34.5% to 49.7%. As a result, SkyePharma may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of SkyePharma may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

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

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until May 13, 2005, the range of our stock price has been between $.16 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 73,273,055 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 90,170,946 shares of common stock outstanding. Of the outstanding shares, up to 73,248,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Recent Sales of Unregistered Securities

      On January 27, 2005, we entered into an Employment Agreement with James Sharpe, our President and Chief Executive Officer, and a member of Board of Directors. Pursuant to the terms of the Employment Agreement, we granted Mr. Sharpe options to purchase 728,000 shares of our common stock, which will vest to the extent of 182,000 immediately and then an additional 182,000 shares per year on a cumulative basis until all options have vested. The options have an initial exercise price of $0.70 per share and have a term of ten years. In addition, Mr. Sharpe was issued 100,000 shares of our common stock, which were fully vested and considered fully paid when issued. These 100,000 shares are restricted securities and were issued in reliance on an exemption from registration with the Securities and Exchange Commission provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION

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

                                ASTRALIS LTD.
                                (Registrant)


Dated: May 16, 2005            By: /s/ JAMES SHARPE
                                    --------------------------------------------
                                    James Sharpe
                                    President and Chief Executive Officer
                                    (Principal Executive Officer; Authorized
                                    Signatory on behalf of Registrant)


Dated: May 16, 2005            By: /s/ MICHAEL GARONE
                                    --------------------------------------------
                                    Michael Garone
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)