Form 10QSB
period 2005-06-30
ASTRALIS LTD
filed 2005-08-22
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of August 19, 2005.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

Part I         Financial Information...........................................3
       Item 1  Condensed Balance Sheets........................................3
               Condensed Statements of Operations (unaudited)..................4
               Condensed Statements of Cash Flows (unaudited)..................5
               Notes to Condensed Financial Statements (unaudited).............6
       Item 2  Management's Discussion and Analysis or Plan of Operation......10
       Item 3  Controls and Procedures........................................14
               Risk Factors...................................................14
Part II        Others Information.............................................19
       Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....19
       Item 6  Exhibits.......................................................22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                          June 30,       December 31,
                                                                            2005            2004
                                                                        ------------     ------------
                                                                         (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                            $    483,809     $  2,312,401
   Accrued interest receivable                                                   580               --
   Prepaid expenses                                                           80,516           70,895
   Supplies                                                                   36,121           55,851
                                                                        ------------     ------------

Total Current Assets                                                         601,026        2,439,147

Other Intangible Assets, Net                                                 118,593          117,923
Property and Equipment, Net                                                  147,031          214,140
Deposits                                                                      26,763           26,763
                                                                        ------------     ------------

                                                                        $    893,413     $  2,797,973
                                                                        ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                                $    983,147     $    397,762
                                                                        ------------     ------------

Total Current Liabilities                                                    983,147          397,762
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Common stock; $.0001 par value; 150,000,000 shares authorized at 2005 and 2004; 73,173,055 issued and outstanding at 2005
     and 2004, 100,000 and 0 issuable at 2005 and 2004, respectively           7,327            7,317
   Additional paid-in capital                                             52,160,241       52,095,251
   Deficit accumulated in the development stage                          (52,257,302)     (49,702,357)
                                                                        ------------     ------------

Total Stockholders' Equity (Deficit)                                         (89,734)       2,400,211
                                                                        ------------     ------------

                                                                        $    893,413     $  2,797,973
                                                                        ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)


                                               Three Months Ended June 30,        Six Months Ended June 30,      March 12, 2001
                                              -----------------------------     -----------------------------    (Inception) to
                                                  2005             2004             2005             2004        June 30, 2005
                                              ------------     ------------     ------------     ------------    --------------
Revenues                                      $          -     $          -     $          -     $          -    $          -
                                              ------------     ------------     ------------     ------------    --------------
Operating Expenses
   Research and development - related party             --          430,447               --          860,894       16,278,822
   Research and development                        507,708          689,800        1,594,372        1,590,494        8,043,600
   Depreciation and amortization                     6,724            7,530           14,646           15,040           87,670
   General and administrative                      365,288          762,317          961,797        1,184,215        6,339,251
                                              ------------     ------------     ------------     ------------     ------------

Total Operating Expenses                           879,720        1,890,094        2,570,815        3,650,643       30,749,343
                                              ------------     ------------     ------------     ------------     ------------

Loss From Operations                              (879,720)      (1,890,094)      (2,570,815)      (3,650,643)     (30,749,343)

Investment Income                                    4,972           15,349           15,870           27,925          195,694
                                              ------------     ------------     ------------     ------------     ------------

Loss Before Income Tax Benefit                    (874,748)      (1,874,745)      (2,554,945)      (3,622,718)     (30,553,649)

Income Tax Benefit                                      --               --               --               --          515,097
                                              ------------     ------------     ------------     ------------     ------------

Net Loss                                          (874,748)      (1,874,745)      (2,554,945)      (3,622,718)     (30,038,552)

Preferred Stock Dividends                               --               --               --      (10,750,000)     (22,218,750)
                                              ------------     ------------     ------------     ------------     ------------

Net Loss to Common Stockholders               $   (874,748)    $ (1,874,745)    $ (2,554,945)    $(14,372,718)    $(52,257,302)
                                              ============     ============     ============     ============     ============

Basic and Diluted Loss per Common Share       $      (0.01)    $      (0.03)    $      (0.03)    $      (0.21)    $      (1.09)
                                              ============     ============     ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                      73,273,055       73,042,560       73,248,746       68,951,986       47,782,812
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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended          March 12, 2001
                                                                 ------------------------------   (Inception) to
                                                                 June 30, 2005    June 30, 2004   June 30, 2005
                                                                 -------------    -------------   --------------
Cash Flows from Operating Activities
    Net loss                                                     $ (2,554,945)    $ (3,622,718)    $(30,038,552)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                   73,005          430,716        2,635,756
       Impairment of intangible asset                                      --               --        2,797,612
       Amortization of net premium paid on investments                     --               --           54,551
       Dividends reinvested                                                --          (75,970)        (199,323)
       Members' contributed salaries                                       --               --           12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                    --               --        5,015,000
       Operating expenses paid by related parties on
        behalf of Company                                                  --               --           17,587
       Amortization of deferred compensation                               --            2,576          197,489
       Investor relations fee netted against subscription
       receivable                                                          --           24,000           60,000
       Compensatory common stock                                       65,000           75,000          275,000
       Assignment of call options as compensation                          --          376,508          376,508
       (Gain) loss on sale of available-for-sale securities                --           50,317          160,736
    Changes in assets and liabilities
       Prepaid expenses                                                (9,621)         518,071          (42,185)
       Interest receivable                                               (580)              --             (580)
       Supplies                                                        19,730           18,487          (36,121)
       Deposits                                                            --               --          (26,763)
       Accounts payable and accrued expenses                          585,385          (68,303)         924,689
                                                                 ------------     ------------     ------------

Net Cash Used in Operating Activities                              (1,822,026)      (2,271,316)     (17,815,610)
                                                                 ------------     ------------     ------------

Cash Flows from Investing Activities
    Purchases of available-for-sale securities                             --       (4,300,010)     (13,858,181)
    Proceeds from sale of available-for-sale securities                    --        1,902,407       13,843,916
    Expenditures related to patent                                     (4,113)         (19,135)         (98,496)
    Insurance proceeds from fixed asset retirement                         --               --            4,113
    Purchases of property and equipment                                (2,453)         (35,425)        (570,584)
                                                                 ------------     ------------     ------------

Net Cash Used in Investing Activities                                  (6,566)      (2,452,163)        (679,232)
                                                                 ------------     ------------     ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                             --               --          (80,000)
    Proceeds from stock subscription receivable                            --               --        1,290,000
    Proceeds from exercise of stock options                                --               --           11,250
    Issuance of common stock, net of offering and transaction
    costs                                                                  --        4,954,191        7,842,508
    Issuance of preferred stock                                            --               --        9,932,496
    Private placement offering costs                                       --               --          (17,603)
                                                                 ------------     ------------     ------------

Net Cash Provided by Financing Activities                                  --        4,954,191       18,978,651
                                                                 ------------     ------------     ------------

Net Increase in Cash and Cash Equivalents                          (1,828,592)         230,712          483,809

Cash and Cash Equivalents, Beginning of Period                      2,312,401           10,660               --
                                                                 ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                         $    483,809     $    241,372     $    483,809
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

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                           -----------------------------     -----------------------------
                                                               2005             2004             2005             2004
                                                           ------------     ------------     ------------     ------------
Net loss to common stockholders, as reported               $   (874,748)    $ (1,874,745)    $ (2,554,945)    $(14,372,718)

Add: Stock-based employee/ director compensation
   included in reported net loss                                     --               --               --               --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                           (154,826)          (1,014)        (323,756)          (3,197)
                                                           ------------     ------------     ------------     ------------

Pro forma net loss                                           (1,029,574)    $ (1,875,759)      (2,878,701)    $(14,375,915)
                                                           ============     ============     ============     ============

   Loss per share basic and diluted - as reported          $      (0.01)    $      (0.03)    $      (0.03)    $      (0.21)
   Loss per share basic and diluted - pro forma            $      (0.01)    $      (0.03)    $      (0.04)    $      (0.21)

Shares used in basic and diluted loss per share amounts      73,273,055       73,042,560       73,248,746       68,951,986
                                                           ============     ============     ============     ============

NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations

Astralis, Ltd. (the "Company") is an emerging stage biotechnology company, based in New Jersey and incorporated under the laws of the State of Delaware, which primarily engages in research and development of treatments for immune system disorders and skin diseases. The Company is currently developing two products. Its primary product, Psoraxine(R), administered by intramuscular injection, is an innovative immunotherapuetic product under development for the treatment of psoriasis. The Company's second product is for the treatment of arthritis. The Company is engaged in on-going research and development of Psoraxine(R), and expects to recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R), and development of the technology underlying the Psoraxine(R), for the treatment of other indications, such as eczema, leishmaniasis and seborrheic dermatitis.

NOTE 3 - GOING CONCERN

The Company incurred net losses to common stockholders of $2,554,945 and $52,257,302 for the six-month period ended June 30, 2005 and for the period March 12, 2001(date of inception) to June 30, 2005, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750.

The Company estimates it has sufficient funds to meet operating expenses and capital requirements through the end of February 2006.

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

The Company raised $2,000,000 additional capital in August 2005 through a private placement equity offering. These funds, in addition to its cash held at June 30, 2005, are sufficient to finance the Company's needs for operating and capital expenditures through February 2006, including the cost to evaluate the results of the Phase II study, recommence clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. The Company will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

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

In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to a newly hired officer of the Company. The options were issued with an exercise price of $0.70 per share and vest equally over three years, with a term of ten years.

On February 2, 2005, the Company issued 20,000 options to a director. The options were issued with an exercise price of $0.69 and with a term of 10 years. The options vest over three years, with the first twenty-five percent vesting on the date of grant.

On April 11, 2005, the Company issued 50,000 options to a newly elected director. The options were issued with an exercise price of $0.26 and with a term of 10 years. The options vest over three years, with the first twenty-five percent vesting on the date of grant.

On June 4, 2005, the Company issued 20,000 options to a director. The options were issued with an exercise price of $0.28 and with a term of 10 years. The options vest over three years, with the first twenty-five percent vesting on the date of grant.

NOTE 5 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total number of such shares excluded from diluted net loss per common share were 17,007,891 and 18,576,891 at June 30, 2005 and 2004, respectively.

NOTE 6 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In April 2005, the Company financed $24,184 of its business liability insurance premiums by entering into a short-term note payable. The note matures on February 16, 2006 and bears interest at a rate of 6.75% per annum. As of June 30, 2005, this note had an outstanding balance of $19,455.

In January 2005, the Company financed $33,516 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on November 10, 2005 and bears interest at a rate of 5.75% per annum. As of June 30, 2005, this note had an outstanding balance of $13,599.

In December 2004, the Company financed $28,280 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on October 10, 2005 and bears interest at a rate of 6.65% per annum. As of June 30, 2005 and December 31, 2004, this note had an outstanding balance of $9,583 and $28,280, respectively.

NOTE 7 - RECLASSIFICATION

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.

NOTE 8 - SUBSEQUENT EVENTS

On August 19, 2005, we closed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar Limited ("Blue Cedar"), of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D will be duly and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. If the registration statement is not filed or effective by the dates specified in the agreement, the Company is subject to a penalty of 0.5% per month of the aggregate purchase price.

In August 2005 the Board of Directors approved a resolution, subject to shareholder approval, to increase the authorized number of common stock by 200,000,000 shares.

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

      o Recommencing clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Developing technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as arthritis eczema, seborrheic dermatitis and leishmaniasis.

Recent Developments

      On August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar Limited ("Blue Cedar"), of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement no later than December 31, 2005 covering the shares issued in connection with this private placement transaction and the shares underlying the warrants which were also issued in the transaction. If the registration statement is not filed or effective by the dates specified in the agreement, the Company is subject to a penalty of 0.5% per month of the aggregate purchase price.

      Concurrently with the closing of the private placement, the Company and Blue Cedar entered into a stockholder's agreement, dated as of August 17, 2005 (the "Stockholder's Agreement"). Pursuant to the Stockholder's Agreement, Blue Cedar may designate one director to the Board of Directors of the Company. Further, we agreed not to enter into any service agreement, distribution arrangement or transfer of personnel with any shareholder of the Company owning more than 10% of the outstanding shares of common stock until we complete Phase II clinical trials of Psoraxine(R), without the prior written consent of Blue Cedar, which shall not be unreasonably withheld. Additionally, for a period of two years following the closing date of the private placement, we granted Blue Cedar certain pre-emptive rights, allowing Blue Cedar to participate in substantially all sales of securities. The Stockholder's Agreement will terminate upon the later of the Blue Cedar Termination Date or August 15, 2008. The "Blue Cedar Termination Date" is the date on which Blue Cedar no longer beneficially owns, in the aggregate, at least 20% of the outstanding common stock of the Company.

      Based on our current plans we believe that we have sufficient funds to meet our operating needs through approximately February 2006. Our ability to continue operations beyond February 2006 is contingent upon the success of efforts to raise additional capital.

      The Board of Directors has approved an amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will be authorized to issue an additional 200,000,000 shares of Common Stock. The Amendment will be subject to the approval of the stockholders of the Company to be sought at a Special Meeting to be held in the fall of 2005.

                                Plan of Operation

Three months ended June 30, 2005 compared to three months ended June 30, 2004

For three months ended June 30, 2005:

      For the three months ended June 30, 2005, we had no revenue from operations and incurred operating expenses of $879,720 which consisted primarily of:

      o Research and development costs of $507,708, including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $365,288, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended June 30, 2005, we incurred a net loss of $874,748.

For the three months ended June 30, 2004:

      For the three months ended June 30, 2004, we had no revenue from operations and incurred operating expenses of $1,890,094 which consisted primarily of:

      o Research and development costs of $1,120,247, including $430,447 that we incurred in connection with services provided by SkyePharma under our Service Agreement with them and amortization of approximately $178,572 in technology access option fees pursuant to our Technology Access Option Agreement with SkyePharma, dated December 10, 2001.

      o General and administrative costs of approximately $762,317, including professional fees and our general corporate expenditures. In addition, in connection with the conversion by SkyePharma of its shares of our Series A Convertible Preferred Stock, we assigned to FPP Capital Advisors, as compensation, 10% of the call option granted to us under our Call Option Agreement with SkyePharma, dated January 20, 2004. Accordingly, a non-cash charge of $376,508 was recorded as a general and administrative expense in June 2004.

      As a result, during the three months ended June 30, 2004, we incurred a net loss of $1,874,745.

Comparison

      Our research and development expenses declined from $1,120,247 during the three months ended June 30, 2004 to $507,708 during the three months ended June 30, 2005, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005, the expiration of our Services Agreement with SkyePharma and the impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement.

      By comparison to the three months ended June 30, 2004, our general and administrative costs for the three months ended June 30, 2005 decreased by $397,029 primarily due to a one-time non-cash charge of $376,508 in June 2004 that resulted from our assignment to FPP Capital Advisors of 10% of the call option granted to us by SkyePharma under the Call Option Agreement and management's actions to control costs.

      Losses of $874,748 for the three months ended June 30, 2005 were $999,997 less than losses for the three months ended June 30, 2004, reflecting the completion of the Psoraxine(R) clinical trial, the expiration of our Services Agreement with SkyePharma and management's cost control initiatives.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

For six months ended June 30, 2005:

      For the six months ended June 30, 2005, we had no revenue from operations and incurred operating expenses of $2,570,815 which consisted primarily of:

      o Research and development costs of $1,594,372, including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $961,797, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the six months ended June 30, 2005, we incurred a net loss of $2,554,945.

For the six months ended June 30, 2004:

      For the six months ended June 30, 2004, we had no revenue from operations and incurred operating expenses of $3,650,643 which consisted primarily of:

      o Research and development costs of $2,451,388, including $503,750 that we incurred in connection with services provided by SkyePharma under our Service Agreement with them and amortization of approximately $357,144 in technology access option fees pursuant to our Technology Access Option Agreement with SkyePharma, dated December 10, 2001.

      o General and administrative costs of approximately $1,184,215, including professional fees and our general corporate expenditures. In addition, in connection with the conversion by SkyePharma of its shares of our Series A Convertible Preferred Stock, we assigned to FPP Capital Advisors, as compensation, 10% of the call option granted to us under our Call Option Agreement with SkyePharma, dated January 20, 2004. Accordingly, a non-cash charge of $376,508 was recorded as a general and administrative expense in June 2004.

      As a result, during the six months ended June 30, 2004, we incurred a net loss of $3,622,718.

Comparison

      Our research and development expenses declined from $2,451,388during the six months ended June 30, 2004 to $1,594,372 during the six months ended June 30, 2005, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005, the expiration of our Services Agreement with SkyePharma and the impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement.

      By comparison to the six months ended June 30, 2004, our general and administrative costs for the six months ended June 30, 2005 decreased by $222,418 primarily due to a one-time non-cash charge of $376,508 in June 2004 that resulted from our assignment to FPP Capital Advisors of 10% of the call option granted to us by SkyePharma under the Call Option Agreement and management's actions to control costs.

      Losses of $2,554,945 for the six months ended June 30, 2005 were $1,067,773 less than losses for the six months ended June 30, 2004, reflecting the completion of the Psoraxine(R) clinical trial, the expiration of our Services Agreement with SkyePharma and management's cost control initiatives.

The Next Twelve Months

      At June 30, 2005 we had cash balances of $483,809, which we estimate will last us through approximately August 2005, and no marketable securities. On August 19, 2005, we received gross proceeds in cash of $2,000,000 from a private placement of our securities, which we believe will last us through approximately February 2006. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs.

      Based on our current operating plan and subject to raising more capital as discussed below, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. In this regard, we have implemented cost containment measures and realigned development activities to focus on product formulation, manufacturing, analytical protocols and potency. We remain committed to Psoraxine(R) and its future development, and expect to redesign and recommence clinical trials in 2006. We also remain committed to exploring applications of our technology platform in other dermatological diseases, as well as in other therapeutic areas including arthritis. We expect that we would be required to incur expenses of no less than $1,930,000 to third parties in connection with continuing development of Psoraxine(R) and exploration of other applications of the technology.

      o We intend to implement our business plan and facilitate the continuing operations of our company. We will spend approximately $1,690,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o We also expect to expend approximately $1,280,000 for our general administrative and working capital requirements.

      We will need to raise additional funds to continue our operations for the period following February 2006 and to fund the activities described above. If we are able to identify additional capital to fund operating and capital expenditures for 2006, such funds will be used to cover the costs associated with our evaluation of the results from our Phase II clinical studies for Psoraxine(R), to continue clinical trials for Psoraxine(R) and to develop products for the treatment of arthritis and leishmaniasis. Substantial additional funds will be needed in future years in order to fund our efforts to obtain FDA approval to market these products. No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

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

      Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately February 2006. We will need to raise additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $52,257,302 as of June 30, 2005 which has increased to date. The cumulative net loss through June 30, 2005 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      We have devoted most of our resources to the development of Psoraxine(R) and our business is dependent on its success. In the United States, the marketing of Psoraxine(R) depends on FDA approval of the product. Analyzing the Phase II study data and conducting additional Phase II clinical trials will delay FDA approval. We may also decide to discontinue further clinical trials of Psoraxine(R), which would prevent us from obtaining FDA approval. If we are not able to obtain FDA approval for Psoraxine(R), we would be unable to sell the product.

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

Some of our existing stockholders can exert control over us and many not make decisions that further the best interests of all stockholders.

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 84% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until August 19, 2005, the range of our stock price has been between $.16 and $7.15. On August 19, 2005 we completed a private placement of common stock at a price $.11 per share. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 140,220,340 shares of common stock outstanding. Of the outstanding shares, up to 73,248,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock. In addition we will be obligated to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Certain existing stockholders have the right to include their securities in such registration statement.

      Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

      Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or one "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Recent Sales of Unregistered Securities

      On April 11, 2005, we issued to a newly-elected director options to purchase 50,000 shares of our common stock, with an exercise price of $0.26 per share of common stock and a term of 10 years. The options shall vest over three years, with the first twenty-five percent vesting on the date of grant. The options were granted to this non-executive director pursuant to our 2001 Stock Option Plan as a one-time grant upon election to our Board of Directors.

      On February 2, 2005 and June 4, 2005, we issued to two of our directors options to purchase 20,000 shares of our common stock, with an exercise price of $0.69 and $0.28 respectively per share of common stock and a term of 10 years. The options shall vest over three years, with the first twenty-five percent vesting on the date of grant. The options were granted pursuant to our 2001 Stock Option Plan as compensation for serving on our Board of Directors.

      On August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to an accredited investor, Blue Cedar Limited ("Blue Cedar"), of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D will be duly and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. If the registration statement is not filed or effective by the dates specified in the agreement, the Company is subject to a penalty of 0.5% per month of the aggregate purchase price.

Item 5. Other Information.

On August 16, 2005, Manuel Tarabay was elected to serve as a Member of the Board of Directors of the Company. Mr. Tarabay is an investment banker and has held positions at Merrill Lynch, J.P. Morgan and Credit Suisse First Boston. Mr. Tarabay is Blue Cedar's designated director to the Board of Directors of the Company. Mr. Tarabay has not been appointed to serve on any committees of the Board of Directors. Mr. Tarabay currently acts as an advisor to Blue Cedar.

Item 6. Exhibits

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.1 Securities Purchase Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.2 Registration Rights Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.3 Stockholder's Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.4 Long-term Common Stock Purchase Warrant, issued to Blue Cedar Limited by Astralis Ltd.

10.5 Short-term Common Stock Purchase Warrant, issued to Blue Cedar Limited by Astralis Ltd.

10.6 Long-term Common Stock Purchase Warrant, issued to Lipworth Capital Limited by Astralis Ltd.

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

                                ASTRALIS LTD.
                                (Registrant)


Dated: August 22, 2005         By: /s/ JAMES SHARPE
                                    --------------------------------------------
                                    James Sharpe
                                    President and Chief Executive Officer
                                    (Principal Executive Officer; Authorized
                                    Signatory on behalf of Registrant)


Dated: August 22, 2005         By: /s/ MICHAEL GARONE
                                    --------------------------------------------
                                    Michael Garone
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)