Form 10QSB
period 2005-09-30
ASTRALIS LTD
filed 2005-11-21
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of November 21, 2005.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED September 30, 2005

Part I        Financial Information..........................................  3
       Item 1 Condensed Balance Sheets.......................................  3
              Condensed Statements of Operations (unaudited).................  4
              Condensed Statements of Cash Flows (unaudited).................  5
              Notes to Condensed Financial Statements (unaudited)............  6
       Item 2 Management's Discussion and Analysis or Plan of Operation...... 10
       Item 3 Controls and Procedures........................................ 13
              Risk Factors................................................... 14
Part II       Others Information............................................. 19
       Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.... 19
       Item 6 Exhibits....................................................... 20

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                               September 30,    December 31,
                                                                                   2005             2004
                                                                               -------------    ------------
                                                                               (Unaudited)        (Audited)
Current Assets
   Cash and cash equivalents                                                   $  1,067,530     $  2,312,401
   Accrued interest receivable                                                        2,660               --
   Prepaid expenses                                                                  51,036           70,895
   Supplies                                                                          46,067           55,851
                                                                               ------------     ------------

Total Current Assets                                                              1,167,293        2,439,147

Other Intangible Assets, Net                                                        116,784          117,923
Property and Equipment, Net                                                         123,011          214,140
Deposits                                                                             25,000           26,763
                                                                               ------------     ------------

                                                                               $  1,432,088     $  2,797,973
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                       $    291,072     $    397,762
                                                                               ------------     ------------

Total Current Liabilities                                                           291,072          397,762
                                                                               ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.0001 par value; 150,000,000 shares
     authorized at 2005 and 2004; 91,454,873 and 73,173,055 issued
     and outstanding at 2005 and 2004                                                 9,145            7,317
   Additional paid-in capital                                                    53,988,423       52,095,251
   Deficit accumulated in the development stage                                 (52,856,552)     (49,702,357)
                                                                               ------------     ------------

Total Stockholders' Equity                                                        1,141,016        2,400,211
                                                                               ------------     ------------

                                                                               $  1,432,088     $  2,797,973
                                                                               ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                             Three Months Ended September 30,  Nine Months Ended September 30,    March 12, 2001
                                             --------------------------------  -------------------------------    (Inception) to
                                                 2005             2004             2005             2004        September 30, 2005
                                              ------------     ------------     ------------     ------------   ------------------
Revenues                                      $         --     $         --     $         --     $         --      $         --
                                              ------------     ------------     ------------     ------------      ------------

Operating Expenses
  Research and development - related party              --          430,447               --        1,291,341        16,278,822
   Research and development                        222,547          886,006        1,816,919        2,476,500         8,266,147
   Depreciation and amortization                     5,450            7,774           20,096           22,814            93,120
   General and administrative                      379,050          307,329        1,340,847        1,491,544         6,718,301
                                              ------------     ------------     ------------     ------------      ------------

Total Operating Expenses                           607,047        1,631,556        3,177,862        5,282,199        31,356,390
                                              ------------     ------------     ------------     ------------      ------------

Loss From Operations                              (607,047)      (1,631,556)      (3,177,862)      (5,282,199)      (31,356,390)

Investment Income                                    7,797              529           23,667           28,454           203,491
                                              ------------     ------------     ------------     ------------      ------------

Loss Before Income Tax Benefit                    (599,250)      (1,631,027)      (3,154,195)      (5,253,745)      (31,152,899)

Income Tax Benefit                                      --               --               --               --           515,097
                                              ------------     ------------     ------------     ------------      ------------

Net Loss                                          (599,250)      (1,631,027)      (3,154,195)      (5,253,745)      (30,637,802)

Preferred Stock Dividends                               --               --               --      (10,750,000)      (22,218,750)
                                              ------------     ------------     ------------     ------------      ------------

Net Loss to Common Stockholders               $   (599,250)    $ (1,631,027)    $ (3,154,195)    $(16,003,745)     $(52,856,552)
                                              ============     ============     ============     ============      ============

Basic and Diluted Loss per Common Share       $      (0.01)    $      (0.02)    $      (0.04)    $      (0.23)     $      (1.06)
                                              ============     ============     ============     ============      ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                      81,864,464       73,171,132       76,120,741       70,488,807        49,662,339
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

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended                March 12, 2001
                                                                     ---------------------------------------     (Inception) to
                                                                     September 30, 2005   September 30, 2004   September 30, 2005
                                                                     ------------------   ------------------   ------------------
Cash Flows from Operating Activities
    Net loss                                                            $ (3,154,195)        $ (5,253,745)        $(30,637,802)
    Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                          98,834              649,199            2,661,585
       Impairment of intangible asset                                             --                   --            2,797,612
       Amortization of net premium paid on investments                            --                   --               54,551
       Dividends reinvested                                                       --             (108,654)            (199,323)
       Members' contributed salaries                                              --                   --               12,986
       Research and development service fee netted against
        proceeds received from preferred stock issuance                           --                   --            5,015,000
       Operating expenses paid by related parties on
        behalf of Company                                                         --                   --               17,587
       Amortization of deferred compensation                                      --                3,783              197,489
       Investor relations fee netted against subscription receivable              --               24,000               60,000
       Compensatory common stock                                              65,000               75,000              275,000
       Assignment of call options as compensation                                 --              376,508              376,508
       (Gain) loss on sale of available-for-sale securities                       --               84,732              160,736
    Changes in assets and liabilities
       Prepaid expenses                                                       19,859              797,537              (12,705)
       Interest receivable                                                    (2,660)                  --               (2,660)
       Supplies                                                                9,784              (38,836)             (46,067)
       Deposits                                                                1,763                  501              (25,000)
       Accounts payable and accrued expenses                                (106,690)              49,571              232,614
                                                                        ------------         ------------         ------------

Net Cash Used in Operating Activities                                     (3,068,305)          (3,340,404)         (19,061,889)
                                                                        ------------         ------------         ------------

Cash Flows from Investing Activities
    Purchases of available-for-sale securities                                    --           (4,300,010)         (13,858,181)
    Proceeds from sale of available-for-sale securities                           --            3,001,256           13,843,916
    Expenditures related to patent                                            (4,113)             (25,676)             (98,496)
    Insurance proceeds from fixed asset retirement                                --                4,113                4,113
    Purchases of property and equipment                                       (2,453)             (65,232)            (570,584)
                                                                        ------------         ------------         ------------

Net Cash Used in Investing Activities                                         (6,566)          (1,385,549)            (679,232)
                                                                        ------------         ------------         ------------

Cash Flows from Financing Activities
    Repurchase of common stock                                                    --                   --              (80,000)
    Proceeds from stock subscription receivable                                   --                   --            1,290,000
    Proceeds from exercise of stock options                                       --               11,250               11,250
    Issuance of common stock, net of offering and transaction costs        1,830,000            4,954,191            9,672,508
    Issuance of preferred stock                                                   --                   --            9,932,496
    Private placement offering costs                                              --                   --              (17,603)
                                                                        ------------         ------------         ------------

Net Cash Provided by Financing Activities                                  1,830,000            4,965,441           20,808,651
                                                                        ------------         ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (1,244,871)             239,488            1,067,530

Cash and Cash Equivalents, Beginning of Period                             2,312,401               10,660                   --
                                                                        ------------         ------------         ------------

Cash and Cash Equivalents, End of Period                                $  1,067,530         $    250,148         $  1,067,530
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

Stock Based Compensation

The Company grants stock-based director compensation options to members of the Board of Directors. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based director compensation cost is included in net loss, as all the options granted had an exercise price equal to the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                           -----------------------------     -----------------------------
                                                               2005             2004             2005             2004
                                                           ------------     ------------     ------------     ------------
Net loss to common stockholders, as reported               $   (599,250)    $ (1,631,027)    $ (3,154,195)    $(16,003,745)

Add: Stock-based employee/ director compensation
   included in reported net loss                                     --               --               --               --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                            (60,585)          (1,024)        (384,341)          (4,220)
                                                           ------------     ------------     ------------     ------------

Pro forma net loss                                             (659,835)    $ (1,632,051)      (3,538,536)    $(16,007,965)
                                                           ============     ============     ============     ============

   Loss per share basic and diluted - as reported          $      (0.01)    $      (0.02)    $      (0.04)    $      (0.23)
   Loss per share basic and diluted - pro forma            $      (0.01)    $      (0.02)    $      (0.05)    $      (0.23)

Shares used in basic and diluted loss per share amounts      81,864,464       73,171,132       76,120,741       70,488,807
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

NOTE 3 - GOING CONCERN

The Company incurred net losses to common stockholders of $3,154,195 and $52,856,552 for the nine-month period ended September 30, 2005 and for the period March 12, 2001(date of inception) to September 30, 2005, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750.

The Company estimates it has sufficient funds to meet operating expenses and capital requirements through December 2005.

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

Based on an analysis of the data from its Phase II study the Company has developed a hypothesis to explain why the results differed from the long-term improvement of the more than 2,700 patients who were treated with Psoraxine in pre-clinical studies. The Company intends to reformulate the product and reproduce the clinical studies performed in Venezuela using the formula deployed in the Venezuelan trials. The Company hopes to demonstrate an outcome that is more consistent with results from pre-clinical studies.

Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised $2,000,000 additional capital in August 2005 through a private placement equity offering. These funds, in addition to its cash held at September 30, 2005, are sufficient to finance the Company's needs for operating and capital expenditures through December 2005. The Company will need to raise significant additional funds from outside sources immediately and in future years in order to complete existing and future phases of FDA required testing.

Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for 2006, including the cost to continue clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. The Company will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

The Company's ability to continue as a going concern is dependent upon it raising capital immediately through debt or equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company. If the Company does not obtain the needed funds, it will be required to cease operations. The Company is actively seeking sources of financing. The Company is considering and will implement further dramatic cost reduction measures to extend the availability of its capital.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

NOTE 4 - CAPITAL STOCK ACTIVITY

In the first quarter of 2005 SkyePharma purchased 11,160,000 shares of common stock, and related rights from Mike Ajnsztajn and Gaston Liebhaber. Consequently, as of March 3, 2005 SkyePharma owned approximately 49.7% of the Company's outstanding common stock.

In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to a newly hired officer of the Company. The options were issued with an exercise price of $0.70 with a term of ten years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested.

On February 2, 2005, the Company issued 20,000 options to a director. The options were issued with an exercise price of $0.69 and with a term of 10 years. The options shall vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested.

On April 11, 2005, the Company issued 50,000 options to a newly elected director. The options were issued with an exercise price of $0.26 and with a term of 10 years. The options shall vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested.

On June 4, 2005, the Company issued 20,000 options to a director. The options were issued with an exercise price of $0.28 and with a term of 10 years. The options shall vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested.

On August 19, 2005, the Company closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar Limited ("Blue Cedar"), of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement within approximately 30 days of the final closing of the Company's private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. If the registration statement is not filed or effective by the dates specified in the agreement, the Company is subject to a penalty of 0.5% per month of the aggregate purchase price.

In August 2005, the Board of Directors approved a resolution, subject to shareholder approval, to increase the authorized number of shares of common stock by 200,000,000 shares. The Company has not yet held a stockholders meeting to approve such amendment.

NOTE 5 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share 48,695,466 and 18,491,891 at September 30, 2005 and 2004,
respectively.

NOTE 6 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In April 2005, the Company financed $24,184 of its business liability insurance premiums by entering into a short-term note payable. The note matures on February 16, 2006 and bears interest at a rate of 6.75% per annum. As of September 30, 2005, this note had an outstanding balance of $12,261.

In January 2005, the Company financed $33,516 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on November 10, 2005 and bears interest at a rate of 5.75% per annum. As of September 30, 2005, this note had an outstanding balance of $6,832.

In December 2004, the Company financed $28,280 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on October 10, 2005 and bears interest at a rate of 6.65% per annum. As of September 30, 2005 and December 31, 2004, this note had an outstanding balance of $3,212 and $28,280, respectively.

NOTE 7 - RECLASSIFICATION

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on the reported net loss.

NOTE 8 - SUBSEQUENT EVENTS

Effective October 1, 2005, the Company signed a one year extension for the lease of its laboratory and corporate office for $9,688 per month.

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

      o Recommencing clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Developing technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as arthritis, eczema, seborrheic dermatitis and leishmaniasis.

Based on our current plans we believe that we have sufficient funds to meet our operating needs through approximately December 2005. We will be able to continue our operations beyond December 2005 only if we can raise additional capital immediately. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital.

Recent Developments

      The Board of Directors has approved an amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will be authorized to issue an additional 200,000,000 shares of Common Stock. The Amendment will be subject to the approval of the stockholders of the Company to be sought at a Special Meeting to be held during the first quarter of 2006.

      In October 2005, we became aware of the administration to an individual by one of our personnel of a pre-clinical formulation of Psoraxine. The Board of Directors has received a preliminary report resulting from an internal investigation and believes that this is an isolated incident. We have adopted measures intended to prevent any reoccurrence of the above in the future.

                                Plan of Operation

Three months ended September 30, 2005 compared to three months ended September30, 2004

For three months ended September 30, 2005:

      For the three months ended September 30, 2005, we had no revenue from operations and incurred operating expenses of $607,047 which consisted primarily of:

      o Research and development costs of $222,547 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $379,050, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended September 30, 2005, we incurred a net loss of $599,250.

For the three months ended September 30, 2004:

      For the three months ended September 30, 2004, we had no revenue from operations and incurred operating expenses of $1,631,556 which consisted primarily of:

      o Research and development costs of $1,316,453, including $430,447 that we incurred in connection with services provided by SkyePharma under our Service Agreement with them and amortization of approximately $178,572 in technology access option fees pursuant to our Technology Access Option Agreement with SkyePharma, dated December 10, 2001.

      o General and administrative costs of approximately $307,329, including professional fees and our general corporate expenditures. As a result, during the three months ended September 30, 2004, we incurred a net loss of $1,631,027.

Comparison

      Our research and development expenses declined from $1,316,453 during the three months ended September 30, 2004 to $222,547 during the three months ended September 30, 2005, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005, the expiration of our Services Agreement with SkyePharma and the December 2004 impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement, which resulted in no amortization expense in 2005.

      By comparison to the three months ended September 30, 2004, our general and administrative costs for the three months ended September 30, 2005 increased by $71,721 primarily due to payroll.

      Losses of $599,250 for the three months ended September 30, 2005 were $1,031,777 less than losses for the three months ended September 30, 2004, reflecting the completion of the Psoraxine(R) clinical trial, the expiration of our Services Agreement with SkyePharma, the December 2004 impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement resulting in no amortization in 2005, and management's cost control initiatives implemented during 2005.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

For nine months ended September 30, 2005:

      For the nine months ended September 30, 2005, we had no revenue from operations and incurred operating expenses of $3,177,862 which consisted primarily of:

      o Research and development costs of $1,816,919, including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $1,340,847, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the nine months ended September 30, 2005, we incurred a net loss of $3,154,195.

For the nine months ended September 30, 2004:

      For the nine months ended September 30, 2004, we had no revenue from operations and incurred operating expenses of $5,282,199 which consisted primarily of:

      o Research and development costs of $3,767,841, including $1,291,341 that we incurred in connection with services provided by SkyePharma under our Service Agreement with them and amortization of approximately $535,716 in technology access option fees pursuant to our Technology Access Option Agreement with SkyePharma, dated December 10, 2001.

      o General and administrative costs of approximately $1,491,544, including professional fees and our general corporate expenditures. In addition, in connection with the conversion by SkyePharma of its shares of our Series A Convertible Preferred Stock, we assigned to FPP Capital Advisors, as compensation, 10% of the call option granted to us under our Call Option Agreement with SkyePharma, dated January 20, 2004. Accordingly, a non-cash charge of $376,508 was recorded as a general and administrative expense in June 2004.

      As a result, during the nine months ended September 30, 2004, we incurred a net loss, before preferred stock dividend, of $5,253,745.

Comparison

      Our research and development expenses declined from $3,767,841 during the nine months ended September 30, 2004 to $1,816,919 during the nine months ended September 30, 2005, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005, the expiration of our Services Agreement with SkyePharma and the December 2004 impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement.

      By comparison to the nine months ended September 30, 2004, our general and administrative costs for the nine months ended September 30, 2005 decreased by $150,697 primarily due to a one-time non-cash charge of $376,508 in June 2004 that resulted from our assignment to FPP Capital Advisors of 10% of the call option granted to us by SkyePharma under the Call Option Agreement and management's actions to control costs.

      Losses of $3,154,195 for the nine months ended September 30, 2005 were $2,099,550 less than losses for the nine months ended September 30, 2004, reflecting the completion of the Psoraxine(R) clinical trial, the expiration of our Services Agreement with SkyePharma, the impairment of the technology access option granted to us by SkyePharma under the Technology Access Option Agreement and management's cost control initiatives.

The Next Twelve Months

      At September 30, 2005 we had cash balances of $1,067,530, which we estimate will last us through approximately December 2005, and no marketable securities. On August 19, 2005, we received gross proceeds in cash of $2,000,000 from a private placement of our securities, which we believe will last us through approximately December 2005. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs.

      If we do not obtain additional funds immediately, we will have to cease operations. To the extent that we raise additional funds immediately, based on our current operating plan and subject to raising more capital as discussed below, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. In this regard, we have implemented cost containment measures and realigned development activities to focus on product formulation, manufacturing, analytical protocols and potency. We remain committed to Psoraxine(R) and its future development, and expect to redesign and recommence clinical trials in 2006. We also remain committed to exploring applications of our technology platform in other dermatological diseases, as well as in other therapeutic areas including arthritis. We expect that we would be required to incur expenses of approximately $2.1 million to third parties in connection with continuing development of Psoraxine(R) and exploration of other applications of the technology.

      o We intend to implement our business plan and facilitate the continuing operations of our company. We will spend approximately $1,690,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o We also expect to expend approximately $1,280,000 for our general administrative and working capital requirements.

      We will need to raise additional funds immediately to continue our operations for the period following December 2005 and to fund the activities described above. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital. If we are able to identify additional capital to fund operating and capital expenditures for 2006, such funds will be used to cover the costs associated with our evaluation of the results from our Phase II clinical studies for Psoraxine(R), to continue clinical trials for Psoraxine(R) and to develop products for the treatment of arthritis and leishmaniasis. Substantial additional funds will be needed in future years in order to fund our efforts to obtain FDA approval to market these products. No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, or in the extreme situation, cease operations.

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

      Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately December 2005. We will need to raise additional funds immediately to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds immediately, we will have to cease operations. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital. If we are able to identify funds immediately, but not additional funds thereafter, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $52,856,552as of September 30, 2005 which has increased to date. The cumulative net loss through September 30, 2005 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      Many potential competitors, which have greater resources and experience than we do, may develop products and technologies that could make ours obsolete.

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

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until November 3, 2005, the range of our stock price has been between $.10 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 140,150,339 shares of common stock outstanding. Of the outstanding shares, up to 73,248,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock. In addition we will be obligated to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Certain existing stockholders have the right to include their securities in such registration statement.

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

      On August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to an accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. If the registration statement is not filed or effective by the dates specified in the agreement, the Company is subject to a penalty of 0.5% per month of the aggregate purchase price.

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

                                    ASTRALIS LTD.
                                    (Registrant)


Dated: November 21, 2005            By: /s/ James Sharpe
                                        ----------------------------------------
                                        James Sharpe
                                        President and Chief Executive Officer
                                        (Principal Executive Officer; Authorized
                                        Signatory on behalf of Registrant)

Dated: November 21, 2005            By: /s/ Michael Garone
                                        ----------------------------------------
                                        Michael Garone
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)