Form 10KSB
period 2005-12-31
ASTRALIS LTD
filed 2006-04-21
CIK 1099066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                   FORM 10-KSB

(Mark One)

|X|                  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___
                        Commission File Number: 000-30997

                                  ASTRALIS LTD.
                 (Name of Small Business Issuer in its Charter)

             Delaware                                    84-1508866
   ----------------------------             ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

75 Passaic Avenue, Fairfield, New Jersey                                07004
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (973) 227-7168

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                        Name of Each Exchange
                                                            on Which Registered

       None.                                                        None.
       -----                                                        -----

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. |_|

Issuer's revenue for the year ended December 31, 2005: $0

As of March 31, 2006, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was approximately $3,457,486.

As of March 31, 2006, there were 91,454,873 shares of the issuer's common stock outstanding.

                                     PART I

Item 1. Description of Business

General

            Astralis, Ltd. ("Astralis", "we", "us", "our", or the "Company") is a development stage biotechnology company engaged primarily in the research and development of treatments for immune system disorders and skin diseases, such as psoriasis and psoriatic and rheumatoid arthritis. The Company's initial product candidate, Psoraxine(R), is a protein extract used for the treatment of the skin disease psoriasis.

      Currently, the Company is engaged in the following activities to further its development efforts of its initial product candidate:

      o     Ongoing research and development of Psoraxine(R);

      o Recommencing clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Developing technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as arthritis, eczema, seborrheic dermatitis and leishmaniasis.

      The Company was originally incorporated under the laws of the State of Colorado in 1999 under the name Hercules Development Group, Inc. We subsequently changed our name to Astralis Pharmaceuticals Ltd. and, in November 2001, reincorporated under the laws of the State of Delaware under our present name. Our main office is located at 75 Passaic Avenue, Fairfield, New Jersey 07004.

Recent Developments

      Blue Cedar March 2006 Private Placement

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with this private placement, the Company issued to Blue Cedar Limited ("Blue Cedar"), an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's common stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of common stock. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

      Departure of Directors and Principal Officer

      On December 11, 2005, Steven Fulda, a member of the Board of Directors and Audit Committee of the Company, announced his resignation from the Board and Audit Committee, effective December 30, 2005. Mr. Fulda's announcement did not reference a disagreement with the Company on any matter relating to the Company's operations. In addition, on April 19, 2006 Fabien Pictet announced that he will be resigning as a member of the Board of Directors of the Company. Mr. Pictet has not yet announced an effective date of his resignation, nor did his announcement reference a disagreement with the Company on any matter relating to the Company's operations.


      On January 25, 2006, James Sharpe resigned as a member of the Board of Directors, Chief Executive Officer and President of the Company, pursuant to a Separation Agreement and General Release, by and between the Company and Mr. Sharpe ("Separation Agreement"). Mr. Sharpe, whose resignation was effective as of December 31, 2005, did not resign due to a disagreement with the Company on any matter relating to the Company's operations. Michael Garone, the Company's Chief Financial Officer, currently is serving as the Company's interim President until the Company's Board of Directors elects a new Chief Executive Officer and President to replace Mr. Sharpe.

      Limited Working Capital

      As of April 15, 2006 we have $277,705 in available cash and accounts payable of $65,067. Based on our current plans, we believe the Company has sufficient funds to meet our operating expenses and capital requirements only through approximately May 2006. We will need to raise additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint.

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

      We commenced Phase II studies in April 2004. The purpose of Phase II studies is to test the safety and efficacy of a drug. The Phase II studies have been completed. We spent approximately $2,150,000 on our Phase II studies in 2004. The initial analysis of the preliminary data from the Phase II studies indicated that treatment with Psoraxine(R) did not provide any statistically significant clinical improvement of psoriasis in participants of the studies. We are continuing to analyze the data from the Phase II studies to understand why statistical significance at its primary endpoint was not achieved and to evaluate our clinical development options for Psoraxine(R). We spent $1,635,461 during fiscal year 2005 to complete Phase II studies. For the year ended December 31, 2005, we reflected $2,510,521 in research and development expenses which included $114,976 to record the impairment of an intangible asset. For the year ended December 31, 2004, we reflected $7,689,060 in research and development expenses, including $4,519,400 related to SkyePharma.

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

      Prior to commencing clinical trials, which are typically conducted in three sequential phases, a company must submit an Investigational New Drug application to the FDA. In March 2003, we filed our Investigational New Drug application for Psoraxine(R) with the FDA. The Investigational New Drug application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the Investigational New Drug sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In August 2003, the FDA informed us that we could commence our clinical trials of Psoraxine(R). We have completed Phase I clinical trials in which Psoraxine(R) was found to be generally safe and well-tolerated in Phase I test patients. We also completed 12 months ago a Phase II clinical trial, which did not achieve its primary endpoint for PASI (Psoriasis Area and Severity Index) reduction. We are continuing to analyze the data collected during the Phase II study, including biopsy data indicating cellular level changes that has not been previously available, to gain a better understanding of the results, and to direct our future efforts.

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

Agreements with SkyePharma

      We entered into a Purchase Agreement dated as of December 10, 2001 with SkyePharma PLC ("SkyePharma") pursuant to which SkyePharma purchased an aggregate of 2,000,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), for an aggregate purchase price of $20.0 million. On January 20, 2004, pursuant to our Omnibus Conversion Agreement with SkyePharma, dated January 12, 2004, SkyePharma converted all of its 2,000,000 shares of our Series A Preferred Stock into 25,000,000 shares of our common stock at a conversion price of $0.80 per share. In March 2005, SkyePharma also acquired an additional 11,160,000 shares of our common stock in a privately negotiated transaction with two private holders. As a result, SkyePharma beneficially owned 49.8% of our common stock at that time. During August 2005, the Company closed on an investment of $2 million. Consequently SkyePharma's share of beneficial ownership was approximately 39.7% on December 31, 2005. Additionally, during March 2006, the Company closed on an investment of $250,000. Consequently SkyePharma's share of beneficial ownership is now approximately 39.8%.

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

      On January 20, 2004, the closing date of the conversion of SkyePharma's 2,000,000 shares of our Series A Preferred Stock, we, SkyePharma and our other original shareholders amended the Stockholders' Agreement, dated as of December 10, 2001 (the "Amended SkyePharma Stockholders' Agreement"). Pursuant to the Amended SkyePharma Stockholders' Agreement, our board of directors is required to be comprised of at least seven directors and must include at least two independent directors. Per the Amended SkyePharma Stockholders' Agreement, SkyePharma has the right to nominate one director. Michael Ashton is SkyePharma's initial and current nominated director. Until January 20, 2007, Jose Antonio O'Daly has the right to nominate one Director. The Amended SkyePharma Stockholders' Agreement will terminate upon the later of (i) the date on which SkyePharma no longer beneficially owns, in the aggregate, at least 20% of our outstanding common stock or (ii) January 20, 2007. Further, the Amended SkyePharma Stockholders' Agreement may be terminated by the mutual written consent of the parties. Pursuant to the Amended SkyePharma Stockholders' Agreement, SkyePharma is required to vote its shares of our common stock in favor of certain enumerated transactions that have been approved by our board of directors and all of our independent directors. These transactions include (i) the amendment of our certificate of incorporation solely to increase our authorized capital stock, (ii) the adoption or amendment of an employee benefit plan applicable to all employees, (iii) the issuance of additional securities for cash and (iv) the sale of all of our outstanding capital stock or all or substantially all of our assets, or our merger with another entity, provided that SkyePharma will receive the same consideration for its shares as other holders of common stock and will be able to participate in the sale or merger on the same terms as the most favorable terms available to any of our other stockholders and the total consideration for the transaction is greater than $135 million.

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

Blue Cedar August 2005 Private Placement

      On August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required us to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, we are subject to liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid liquidated damages amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

      Concurrently with the closing of the private placement, we and Blue Cedar entered into the Blue Cedar Stockholder's Agreement. Pursuant to the Blue Cedar Stockholder's Agreement, our Board of Directors is required to be comprised of at least eight directors and Blue Cedar may designate one director to our Board of Directors. Manuel Tarabay is Blue Cedar's initial and current designated director. Further, pursuant to the Blue Cedar Stockholder's Agreement, we agreed not to enter into any service agreement, distribution arrangement or transfer of personnel with any of our stockholders owning more than 10% of the outstanding shares of common stock until we complete Phase II clinical trials of Psoraxine(R), without the prior written consent of Blue Cedar, which shall not be unreasonably withheld. Additionally, for a period of two years following the closing date of the private placement, we granted Blue Cedar certain pre-emptive rights, allowing Blue Cedar to participate in substantially all sales of securities. The Blue Cedar Stockholder's Agreement will terminate upon the earlier of the Blue Cedar Termination Date or August 15, 2008. The "Blue Cedar Termination Date" is the date on which Blue Cedar no longer beneficially owns, in the aggregate, at least 20% of our outstanding common stock.

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

Employees and Consultants

      As of March 31, 2006, we employed five full-time employees, including three scientists and one laboratory technician. We also have seven consultants. We have no part-time employees. None of our employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to the Company's business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company's common stock could decline significantly.

      We will need to obtain additional funds immediately to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      As of April 15, 2006 we have $277,705 in available cash and accounts payable of $65,067. Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately May 2006. We will need to raise additional funds to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $53,616,516 as of December 31, 2005 which has increased to date. The cumulative net loss through December 31, 2005 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      The failure of our Phase II study to meet its primary endpoint makes FDA approval of Psoraxine(R) substantially more uncertain. To continue Psoraxine(R) 's development and to obtain FDA approval to market Psoraxine(R), we must complete our analysis of the data from the Phase II study to identify why the Phase II study failed to meet its primary endpoint. We must then undertake additional Phase I or Phase II clinical trials that are adjusted to account for the cause or causes of the initial Phase II study's failure. Although we have already identified a number of possible reasons for the failure to demonstrate efficacy in the recent Phase II trial, and we have also developed a preliminary plan for new clinical studies, there can be no guarantee that we will be able to identify with certainty why our Phase II study failed to meet its primary endpoint and that we will be able to make the needed adjustments for further Phase II studies to be successful. There is also no guarantee that the FDA would approve Psoraxine(R) even if we deem additional clinical trials to be successful.

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

      Recent and future changes in senior management and board composition may affect our ability to implement our business plan. In addition we only have one member of our Audit Committee.

      On January 25, 2006, we accepted the resignation James Sharpe, effective as of December 31, 2005 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. Michael Garone, our Chief Financial Officer, currently serves as the interim Chief Executive Officer and interim President. Mr. Sharpe is our third Chief Executive Officer and President to resign in an 18 month period. Our ability to implement our business strategy may be adversely affected if we continue to experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization. Additionally there have been changes to the composition of our Board of Directors. In April 2006, we received an announcement from Fabien Pictet that he will be resigning as a member of the Board of Directors. Further, in December 2005, Steven Fulda resigned as a member of the Audit Committee and member of the Board of Directors. As a result of Mr. Fulda's resignation, we only have one member of the Audit Committee. Moreover, our Audit Committee does not contain a member that qualifies as a financial "expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act.

      One of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      SkyePharma owns approximately 39.8% of our outstanding common stock. As a result, SkyePharma may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of SkyePharma may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in our control might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

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

      We depend on the services of Dr. Jose Antonio O'Daly, the Chairman of our Board of Directors and our Chief Scientific Officer, and Michael Garone, interim Chief Executive Officer, interim President and Chief Financial Officer, the loss of whose services would adversely impact the achievement of our objectives. To execute our business plan fully it is essential that we retain these executives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Although we believe we can successfully attract and retain qualified personnel, we face intense competition for experienced scientists. Failure to attract and retain skilled personnel would prevent us from pursuing collaborations and developing our products and core technologies to the extent otherwise possible.

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

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 77.7% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until March 31, 2006, the range of our stock price has been between $0.02 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 145,223,895 shares of our common stock outstanding. Of the outstanding shares, up to 73,173,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

      Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

      Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 2. Description of Property

      We lease our executive offices and research laboratory located at 75 Passaic Avenue, Fairfield, New Jersey 07004. The yearly rent for such office and laboratory space is $110,400.

Item 3. Legal Proceedings

      Neither we, nor any of our properties, are presently a party to any material legal proceeding, nor, to our knowledge, is any such proceeding threatened against us or any of our properties.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted for a vote of our shareholders during the fourth quarter of fiscal 2005.

                                     PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

      Our common stock is traded on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") under the symbol ASTR.OB. The following table sets forth, for the periods indicated, the range of high and low bid quotations for shares of our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


         2004                            High                  Low
         ----                            ----                  ---
         First Quarter                  $1.66                 $0.64
         Second Quarter                 $1.46                 $1.04
         Third Quarter                  $1.05                 $0.51
         Fourth Quarter                 $0.85                 $0.42

         2005
         ----
         First Quarter                  $0.84                 $0.20
         Second Quarter                 $0.40                 $0.20
         Third Quarter                  $0.25                 $0.15
         Fourth Quarter                 $0.16                 $0.02

Holders of Common Stock

      As of March 31, 2006, there were approximately 89 record holders of our common stock.

Dividends

      We have never paid or declared a cash dividend on our common stock. We intend, for the foreseeable future, to retain all future earnings for use in our business. The amount of dividends we pay in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plan Information

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2005:

            Equity Compensation Plan Information at December 31, 2005

                                                 Number of securities to    Weighted-average   Number of securities
                                                    be issued upon the       exercise price     remaining available
                                                 exercise of outstanding     of outstanding     for future issuance
                                                  options, warrants and         options,           under equity
                                                        rights (a)            warrants and      compensation plans
                                                                                 rights        (excluding securities
                                                                                  (b)          reflected in column a)

Equity compensation plans approved by
securities holders                                       1,454,000             $0.26-$2.50           3,521,000

Equity compensation plans not approved by
securities holders                                          0                      0                     0

Total                                                    1,454,000             $0.26-$2.50           3,521,000

Recent Sales of Unregistered Securities

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of Common Stock. Lipworth Capital Limited acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933.

      On August 19, 2005, the Company closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of Common Stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of

Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required the Company to file a registration statement within approximately 30 days of the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, the Company is subject to liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid liquidated damages amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

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

      In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to James Sharpe, the Company's former Chief Executive Officer and President. The options were issued with an exercise price of $0.70 with a term of ten years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. Mr. Sharpe resigned as Chief Executive Officer, President and member of the Board of Directors as of January 25, 2006, with an effective resignation date of December 31, 2005.

      In the first quarter of 2005 SkyePharma purchased the 11,160,000 shares of common stock from Mike Ajnsztajn and Gaston Liebhaber. Consequently, as of March 3, 2005 SkyePharma owned approximately 49.7% of the Company's outstanding common stock.

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

      On July 9, 2004, Steven Fulda, a former member of our Board of Directors, exercised options to purchase 25,000 shares of our common stock at $0.45 per share.

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

      In June 2004, we issued units consisting of 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock to FPP Capital Advisors, which is controlled by Fabien Pictet, a member of our Board of Directors, in consideration for services valued at $75,000 that were rendered to us in negotiating a Call Option Agreement, dated January 12, 2004, between us and SkyePharma. The 150,000 warrants have an exercise price of $0.73 per share of common stock and expire five years from the date of issue. Under the Call Option Agreement, SkyePharma agreed that up to 12,500,000 shares of its common stock issued upon conversion of the Series A Convertible Preferred Stock will be subject to a call option, exercisable at our discretion upon completion of agreed upon milestones and ending on January 20, 2007. In the event we exercise the call option, the exercise price will be between $1.28 and $1.52 per share, depending on the date of exercise. We assigned to FPP Capital Advisors the right to purchase 1,250,000 shares of our common stock pursuant to the Call Option Agreement. We relied on the exemption from registration with the Securities and Exchange Commission provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

      On January 20, 2004 and February 19, 2004, we sold to accredited investors units consisting of an aggregate of 10,459,866 shares of common stock and warrants to purchase 10,459,866 shares of common stock for an aggregate purchase price of approximately $5.23 million. The warrants have an exercise price of $0.73 and expire in four years. We relied on the exemption from registration under Regulation D of the Securities Act. In July 2004, we filed a registration statement under the Securities Act covering the resale of the shares purchased and the shares issuable upon exercise of the warrants.

      In connection with the private placements on January 20, 2004 and February 19, 2004, FPP Capital Advisors received a consulting fee of $261,496, warrants to purchase 418,394 shares of our common stock at $0.50 per share and warrants to purchase 418,394 shares of our common stock at $0.73 per share. The warrants expire in four years. FPP Capital Advisors will be paid an additional consulting fee equal to 5% of the proceeds we receive upon exercise of the warrants issued in the private placements. We relied on the exemption from registration with the Securities and Exchange Commission provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

      On January 20, 2004, pursuant to an Omnibus Conversion Agreement, dated January 12, 2004, between us and SkyePharma, SkyePharma converted all of its 2,000,000 outstanding shares of Series A Convertible Preferred Stock into 25,000,000 shares of our common stock at a conversion price of $0.80 per share. As a result of this conversion, we no longer have any shares of preferred stock outstanding and SkyePharma no longer has rights as a preferred stockholder. We relied on the exemption from registration with the Securities and Exchange Commission provided under 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

      During the thirteen month period ending January 31, 2003, SkyePharma purchased 2,000,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share pursuant to a Purchase Agreement dated as of December 10, 2001, at a purchase price of $10.00 per share, or an aggregate purchase price of $20.0 million. We sold these shares in reliance on the exemption from registration with the Securities and Exchange Commission provided under Section 4(2) and Rule 506 of Regulation D under the Securities Act.

      On January 10, 2002, Mike Ajnsztajn, our former Chief Executive Officer and a former member of our Board of Directors, Jose Antonio O'Daly, the Chairman of our Board of Directors and our Chief Scientific Officer, and Gaston Liebhaber, a former member of our Board of Directors, transferred, respectively, 175,000, 275,000 and 50,000 shares of our common stock owned by them to Manuel Tarabay for consulting services rendered by Mr. Tarabay in connection with their efforts to raise capital for our company. Messrs. Ajnsztajn, O'Daly and Liebhaber relied on the exemption from registration afforded by Section 4(2) of the Securities Act.

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

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004.

For fiscal year ended December 31, 2005:

      On August 19, 2005, the Company closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required the Company to file a registration statement within approximately 30 days of the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, the Company is subject to liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid liquidated damages amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

      In August 2005, the Board of Directors approved a resolution, subject to shareholder approval, to increase the authorized number of shares of common stock by 200,000,000 shares. The Company has not yet held a stockholders meeting to approve such amendment.

      For the fiscal year ended December 31, 2005, we had no revenue from operations and incurred operating expenses of $4,168,452 which consisted primarily of:

o Research and development costs of $2,510,521, including $1,635,461 that we incurred to complete our Phase II clinical study.

o General and administrative costs of approximately $1,657,931, including professional fees and our general corporate expenditures.

      In December 2005, we received $306,921 in cash from the sale of a portion of our tax related net operating losses ("NOLS") under the State of New Jersey's Technology Business Tax Certificate Transfer Program. The program is an initiative adopted by the New Jersey State legislature that allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLS and defined research and development tax credits for cash.

      In the fourth quarter of 2005 we recognized $83,000 as the fair value of the liquidated damages penalty provision payments in connection with the Registration Rights Agreement with Blue Cedar.

      As a result, during the fiscal year ended December 31, 2005, we incurred a net loss of $3,914,159.

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

      In December 2004, we received $293,461 in cash from the sale of a portion of our tax related NOLS under the State of New Jersey's Technology Business Tax Certificate Transfer Program. The program is an initiative adopted by the New Jersey State legislature that allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLS and defined research and development tax credits for cash.

      As a result, during the fiscal year ended December 31, 2004, we incurred a net loss of $20,037,568, which also included a non-cash preferred stock dividend of $10,750,000.

The Next Twelve Months

      At December 31, 2005 we had cash balances of $633, 468, which as of March 31, 2006 was substantially depleted but with the addition of funds from our sale of convertible notes and warrants, we estimate will last us through approximately May 2006, and no marketable securities. On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company,
(i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and
(ii) a warrant to purchase 2,777,778 shares of Common Stock. Lipworth Capital Limited acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933. At March 31, 2006 the Company had cash balances of $289,607 which we estimate will last us through approximately May 2006 and no marketable securities.

      Based on our current operating plan, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

o Our primary focus is to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. Accordingly, we analyzed the data and developed an hypothesis that may explain why we received these unexpected results. In this regard, we are implementing cost containment measures; realigning development activities to focus on such things as formulation, manufacturing, analytical protocols and potency; and we are testing the hypothesis to explain unexpected results and determine the best course for future development. We remain committed to Psoraxine(R) and its future development, and hope to see it return to Phase II clinical trials in 2006.

o We intend to implement our business plan and facilitate the operations of our company. The business plan will be implemented in phases: during the first phase we expect to test the hypothesis developed recently to assess causes for unexpected results in the Phase II trial. During the second phase, test results will be used to design and begin a new Phase II trial. We expect that we would be required to incur expenses of approximately $750,000 to third parties in connection with continuing development of Psoraxine(R).

o We will spend approximately $450,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

o We also expect to expend approximately $700,000 for our general administrative and working capital requirements.

o In connection with the August 2005 Blue Cedar private placement, because a registration statement covering the resale of the Blue Cedar shares was not filed or effective by December 31, 2005, we are required to pay liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% annum interest until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

o We will need to raise additional funds immediately to continue our operations for the period following the first quarter of 2006 and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we will likely be required to cease operations.

Item 7. Financial Statements

      The financial statements required by this Item 7 begin at page F-1 of this annual report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our interim Chief Executive Officer, interim President and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      As a result of the audit of our 2005 financial statements by our independent auditors we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

      Our independent auditors identified certain errors in the financial statements in the current period that were not initially identified by the Company's internal control over financial reporting. The aggregate amount of these errors was material to our financial statements and therefore represent a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

      Management will review the system of internal controls and take steps to insure information required to be disclosed by the Company in reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Committee's rules and forms.

      (b) Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

      None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

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

      Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2005, all the Reporting Persons complied with all applicable filing requirements except that Fabien Pictet failed to timely file Forms 4 and Forms 5.

Directors and Executive Officers

      The names, ages and positions of our current directors and executive officers are as follows:

Name                                Age                  Position
--------------------------------    ---      -----------------------------------
Jose Antonio O'Daly, M.D., Ph.D.     64      Chairman of the Board of Directors
                                             and Chief Scientific Officer

Michael Garone                       47      Chief  Financial  Officer,  Interim
                                             Chief  Executive Officer and
                                             Interim President

Michael Ashton                       60      Director

Samuel Barnett, Ed.D.                58      Director

Fabien Pictet                        47      Director

Gordon Schooley, Ph.D.               59      Director

Manuel Tarabay                       53      Director

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

Michael Ashton. Mr. Ashton has served as one of our Directors since January 2002. Mr. Ashton has 30 years of experience in the pharmaceutical industry, and since 1997 he has held the position of Chief Executive Officer of SkyePharma PLC, a London-based drug delivery technology provider. Prior to joining SkyePharma, Mr. Ashton served as Chairman and Chief Executive Officer of the U.S. subsidiary of Faulding, Australia's largest pharmaceutical companies. Mr. Ashton is a member of the Board of Directors of Transition Inc. Mr. Ashton holds a Bachelor of Pharmacy Degree from Sydney University and an M.B.A. from Rutgers University.

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

Fabien Pictet. Mr. Pictet has served as one of our Directors since February 2002. Since 1998, Mr. Pictet has served as Chairman of Fabien Pictet and Partners, a London-based investment firm. Mr. Pictet has 20 years of experience in investing in emerging markets. During his 11 year tenure with Pictet and Cie, from 1986 to 1997, Mr. Pictet held various positions ranging from Manager responsible for U.S. equity investments to Partner responsible for all of the firm's institutional activities in Geneva, Zurich and London. Mr. Pictet holds a Bachelor's Degree in Economics from the University of San Francisco and a Master's Degree in International Management from American Graduate School of International Management. On April 19, 2006, Mr. Pictet announced that he will be resigning as a member of the Board of Directors. However, an effective date of Mr. Pictet's resignation has not yet been set.

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

Manuel Tarabay. Mr Tarabay has served as one of our Directors since August 19, 2005. Mr. Tarabay joined the Board in connection with the investment of $2 million by Blue Cedar. He serves as Blue Cedar's representative on the Board in accordance with the terms of Blue Cedar's investment which closed on August 19, 2005. Mr.Tarabay also acts as financial advisor to several investors who reside in the Middle East and Europe. During his 25 year career in Finance he has had various assignments throughout the world with Merrill Lynch, JPMorgan, Bankers Trust, Donaldson Lufkin Jenrette, and Credit Suisse First Boston. Mr. Tarabay holds a B. A. Degree in Mathematics (Computer Sciences) from Dartmouth College; a M. S. Degree in Computer Electronics Engineering from the Jesuit School of Engineering in Beirut; and an MBA Degree in Finance from Insead in Fountainbleau.

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

Audit Committee

      The Audit Committee of our Board of Directors is an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit our annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The sole member of the Audit Committee is Samuel Barnett. Currently, there is a vacancy on the Audit Committee as a result of Steven Fulda resigning on December 11, 2005 as a member of the Board of Directors and member of the Audit Committee. As a member of the Audit Committee, Mr. Fulda had served as the Audit Committee "financial expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act. Samuel Barnett shall serve as the sole member of the Audit Committee until the Board of Directors appoints a member of the Board of Directors to fill the vacancy on the Audit Committee left by Mr. Fulda's resignation.

      Other than in his capacity as a member of the Audit Committee, member of the Board of Directors or a member of any of our other Board committees, Mr. Barnett has not accepted from us, directly or indirectly, any consulting, advisory or other compensatory fee. In addition, Mr. Barnett does not have direct or indirect beneficial ownership of over 10% of our common stock or is one of our executive officers. Our Board of Directors has determined that Mr. Barnett is "independent" under NASD Rule 4200 and Item 7(d)(3)(iv) of Schedule 14A, promulgated under the Exchange Act.

Item 10. Executive Compensation.

      The following table sets forth certain information regarding compensation paid by us and our predecessors during each of the last three fiscal years to our Chief Executive Officer and any other executive officer who received compensation greater than $100,000 during any of the last three fiscal years.

                           Summary Compensation Table

                                                   Annual Compensation

                                                                  Other Annual
  Name and Principal Position            Year      Salary ($)   Compensation ($)
  ---------------------------            ----      ----------   ----------------
James Sharpe                             2005       231,000
Former President and Chief               2004            --            --
Executive Officer (1)                    2003            --            --
                                         2002            --            --

Mike Ajnsztajn                           2004       109,875         2,437(4)
Prior Chief Executive Officer (2)        2003       154,375         4,613
                                         2002       150,000         4,613

Jose Antonio O'Daly,                     2005       217,482        34,283(6)
Chairman of the Board of Directors       2004       188,487        41,004(5)
and Chief Scientific Officer (3)         2003       158,750        73,740
                                         2002       150,000        56,671

Michael Garone (7)                       2005       187,200            --
Chief Financial Officer, interim
Chief Executive Officer and
interim President

----------
(1) On January 25, 2006, we accepted the resignation of Mr. Sharpe, effective December 31, 2005 with respect to his position as a member of our Board of Directors and with respect to his position as our Chief Executive Officer and President.

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

(6) For fiscal year ended December 31, 2005, this amount includes legal fees paid by the Company for Dr. O'Daly's benefit in accordance with his employment contract.

(7) Mr. Garone became the Chief Financial Officer as of February 21, 2005. As of January 25, 2006, Mr. Garone was appointed by the Board of Directors to serve as interim Chief Executive Officer and interim President until the Board elects a new Chief Executive Officer and President to replace James Sharpe.

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

      On January 27, 2005, we entered into an employment agreement with James Sharpe, our former Chief Executive Officer and President, pursuant to which Mr. Sharpe was entitled to (i) an annual base salary of $231,000 payable in arrears in bi-monthly installments, less statutory deductions ("Sharpe's Base Salary");
(ii) an annual bonus of up to 25% of Sharpe's Base Salary, based upon achievement of such goals and subject to such additional terms as were to be determined by the Board of Directors; and (iii) 100,000 shares of fully vested common stock issued on Mr. Sharpe's first day of employment. In addition, in accordance with his employment agreement, Mr. Sharpe had been granted options to purchase 728,000 shares of common stock, of which options to purchase 182,000 shares had vested at the time of his resignation. Mr. Sharpe resigned from his positions at the Company, pursuant to the terms of the Separation Agreement, dated January 25, 2006. Pursuant to the terms of the Separation Agreement, Mr. Sharpe received a severance payment in the amount of $50,000. In addition, in accordance with the terms of the Separation Agreement, Mr. Sharpe had been granted options to purchase 182,000 shares of common stock which vested on January 27, 2006 at the market price as of such date and additional options to purchase 182,000 shares of common stock on January 27, 2007 at the market price as of such date.

      On February 21, 2005, we entered into a consultant agreement with Michael Garone, whereby Mr. Garone was retained on a full-time, exclusive basis to serve as our Chief Financial Officer (the "Consultant Agreement"). As Chief Financial Officer, Mr. Garone is responsible for, among other things, our financial planning and funding. In addition, Mr. Garone leads and implements our long-term strategy and vision to provide successful growth in value for our investors and shareholders. Under the terms of the Consultant Agreement, Mr. Garone is entitled to a monthly fee of at least $15,600. We have agreed to indemnify Mr. Garone against any claims that may arise as a result of the performance of his duties as our Chief Financial Officer under the consultant agreement and to include him, at our cost, as an insured party under our current directors' and officer' liability insurance policy. The term of the consultant agreement will continue until terminated by either party without cause upon 30 days written notice or with cause upon 10 days written notice.

      On January 25, 2006 the Company's Board of Directors appointed Mr. Garone to serve as interim Chief Executive Officer and interim President until the Company's Board of Directors elects a new Chief Executive Officer and President to replace Mr. Sharpe.

      None of our other executive officers receive compensation pursuant to any standard arrangement for their services as executive officers.

2001 Stock Option Plan

      Our 2001 Stock Option Plan ("2001 Plan") was unanimously adopted by the Board of Directors on November 1, 2001 and approved by our stockholders at a special meeting held on November 1, 2001. The 2001 Plan provides for the issuance of 5,000,000 shares of common stock underlying stock options available for grant thereunder. The purpose of the 2001 Plan is to provide additional incentive to our directors, officers, employees and consultants who are primarily responsible for our management and growth. Each option will be designated at the time of grant as either an incentive stock option (an "ISO") or as a non-qualified stock option (a "NQSO"). As of December 31, 2005, options to purchase 1,454,000 shares of common stock have been granted under the 2001 Plan.

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

Board Composition

      We currently have six directors, each serving a term until the next annual meeting of stockholders. Pursuant to the Blue Cedar Stockholder's Agreement, Blue Cedar may designate one director to our Board of Directors. Manuel Tarabay is Blue Cedar's initial and current designated director. The Blue Cedar Stockholder's Agreement will terminate upon the later of the Blue Cedar Termination Date or August 15, 2008. The "Blue Cedar Termination Date" is the date on which Blue Cedar no longer beneficially owns, in the aggregate, at least 20% of the outstanding common stock of the Company. Further, pursuant to the Amended SkyePharma Stockholders' Agreement, our Board of Directors must include at least two independent directors and SkyePharma has the right to nominate one director. Michael Ashton is SkyePharma's initial and current nominated director. Until January 20, 2007, Dr. O'Daly has the right to nominate one director. The Amended SkyePharma Stockholders' Agreement will terminate upon the later of (i) the date on which SkyePharma no longer beneficially owns, in the aggregate, at least 20% of our outstanding common stock or (ii) January 20, 2007. Further, the Amended SkyePharma Stockholders' Agreement may be terminated by the mutual written consent of the parties.

Compensation of Directors

      We reimburse all outside directors for travel and lodging expenses related to scheduled board meetings. Our Board of Directors authorized the following payments for non-executive directors during the fiscal year-ended December 31, 2005: $1,000 for each board meeting attended in person and $400 for each meeting attended by teleconference; an annual retainer of $4,000 paid to the Chairman of the Audit Committee; $1,000 paid to each Audit Committee member per financial filing; an annual retainer of $2,500 paid to the Chairman of the Compensation Committee; an annual retainer of $1,500 paid to each Compensation Committee member, other than the Chairman; an annual retainer of $3,000 paid to the Chairman of the Strategic Planning Committee; an annual retainer of $1,000 paid to each Strategic Planning Committee member, other than the Chairman; and $1,000 paid to each Strategic Planning Committee member for each half-day strategic planning meeting attended in person. In addition, each non-executive Director will receive a one-time grant upon election to the Board of stock options to purchase 50,000 shares of our common stock, vesting over a four-year period with the first 25% vesting on the date of grant, and an annual grant upon the anniversary of election to the Board of stock options to purchase 20,000 shares of our common stock, vesting over a four-year period with the first 25% vesting on the date of grant. Other than the foregoing, our directors do not receive compensation pursuant to any standard arrangement for their services as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the names and beneficial ownership of our common stock owned as of March 31, 2006, by (i) each of our directors, (ii) each person named in the Summary Compensation Table, (iii) all our directors and executive officers as a group, and, to the best of our knowledge, (iv) all holders of 5% or more of the outstanding shares of our common stock. Unless otherwise noted, the address of all the individuals and entities named below is care of Astralis Ltd. at 75 Passaic Avenue, Fairfield, NJ 07004.

Name and Address                        Number of Shares of Common
                                            Stock Beneficially          Percentage of Common
                                                 Owned (1)                   Stock Owned

Dr. Jose Antonio O'Daly (2) (3)                 14,368,000                      15.6%

Michael Ashton (4)                              36,413,900                      39.8%

Samuel Barnett, Ph.D (5)                           130,000                         *

Fabien Pictet (6)                                3,677,794                       3.9%

Gordon Schooley (7)                                 12,500                         *

Manuel Tarabay (8)                                 880,500                         *

Blue Cedar  (9)
  P.O. Box 546
  28-30 The Parade
  St. Helier, Jersey JE4 8X9                    54,040,404                      42.4%
  Channel Islands, United Kingdom

SkyePharma   (3) (4)

   105 Piccadilly
   London W1J 7NJ
   England                                      36,413,900                      39.8%

All Officers and Directors                     109,523,098                      84.3%
as a Group (2) (4) (5) (6) (7) (8)

--------------------------------------------------------------------------------
*     Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him. The beneficial ownership percentage is based on 91,454,873 shares of our common stock outstanding as of March 31, 2006.

(2) Includes 13,640,000 shares of common stock and vested options to purchase 728,000 shares of common stock.

(3) Under the terms of Amended SkyePhama Stockholders' Agreement dated as of January 20, 2004 by and among us, SkyePharma, Dr. O'Daly and our other original shareholders, the parties agreed to vote all shares held by such parties for (i) one director designated by SkyePharma, (ii) one director designated by Dr. O'Daly, (iii) one director designated by each of the other three original shareholders and (iv) two independent director. No party to the agreement has the right to dispose (or direct the disposition of) any shares of common stock held by any of the other parties to the agreement. Accordingly, each party disclaims beneficial ownership of the shares held by the other parties. Since the date of such agreement, the other three original shareholders resigned their positions with us and transferred all of their shares of common stock to SkyePharma. As a result, none of them have any rights to designate a director under the Agreement

(4) Includes 36,393,900 shares of common stock beneficially owned by SkyePharma and warrants to purchase 20,000 shares of common stock beneficially owned by SkyePharma that are exercisable within 60 days of March 31, 2006. Mr. Ashton is Chief Executive Officer of SkyePharma. Under the terms of a Call Option Agreement dated January 20, 2004, we have the right to repurchase some or all of 12,500,000 shares of our common stock from SkyePharma. In June 2004, we assigned the right to purchase 1,250,000 shares under the Call Option Agreement to FPP Capital Advisors, an entity controlled by Fabien Pictet. The call option will be exercisable by us for a period commencing upon our achievement of a certain milestone event and ending on January 20, 2007.

(5) Includes 100,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of March 31, 2006.

(6) Includes 1,260,000 shares of common stock owned by FPP Emerging Hedge Fund 1, Ltd. and warrants to purchase an aggregate of 632,000 shares of common stock owned by FPP Emerging Hedge Fund 1, Ltd. that are exercisable within 60 days of March 31, 2006. Includes 390,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by Perly International Ltd. that are exercisable within 60 days of March 31, 2006. Includes 180,000 shares of common stock owned by Pictet Private Equity Investors, S.A. and warrants to purchase 36,000 shares held by Pictet Private Equity Investors S.A. that are exercisable within 60 days of March 31, 2006. Includes 150,000 shares of common stock owned by FPP Capital Advisors and warrants to purchase 519,794 shares held by FPP Capital Advisors that are exercisable within 60 days of March 31, 2006. Mr. Pictet controls FPP Emerging Hedge Fund 1, Ltd., Perly International Ltd., Pictet Private Equity Investors, S.A., and FPP Capital Advisors. In June 2004, we assigned the right to purchase 1,250,000 shares of our common stock under the Call Option Agreement between us and SkyePharma to FPP Capital Advisors, an entity controlled by Fabien Pictet. The shares beneficially owned by Mr. Pictet, as reflected in this table do not include these 1,250,000 shares. On April 19, 2006, Mr. Pictet announced that he will be resigning from the Board of Directors. However, an effective date of Mr. Pictet's resignation has not yet been set.

(7) Includes options to purchase 12,500 shares of common stock that are exercisable within 60 days of March 31, 2006.

(8) Includes 796,000 shares of common stock, warrants to purchase 72,000 shares of common stock within 60 days of March 31, 2006 and options to purchases 12,500 shares of common stock within 60 days of March 31, 2006. Mr. Tarabay is the Blue Cedar designee to the Board of Directors.

(9) Includes 18,181,818 shares of common stock owned by Blue Cedar and (i) warrants to purchase 18,181,818 shares of common stock for a period of five years and (ii) warrants to purchase 12,121,212 shares of common stock for a period of twelve months. The warrants may be exercised as of August 17, 2005. Includes a promissory note that is convertible into 2,777,778 common stock and warrants to purchase 2,777,778 common stock for a period of five years.

Item 12. Certain Relationships and Related Transactions

Relationship with Dr. Jose Antonio O'Daly

      In January 2004 the PTO issued a patent to Dr. Jose O'Daly for the "Compositions and Methods for the Treatment and Clinical Remission of Psoriasis" (the "Psoriasis Formula"). Under the terms of a license agreement and assignment of license agreement, we have the exclusive right and license to use and exploit this patent. Dr. O'Daly will continue to maintain ownership rights with respect to the patent and patent application. However, Dr. O'Daly has granted us a perpetual, royalty free license to his patent under the agreements, which will terminate only upon the expiration of the patent, or upon the commencement of a bankruptcy or insolvency proceeding involving our company or upon our dissolution or liquidation.

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

Relationship with SkyePharma

      We entered into a Purchase Agreement dated as of December 10, 2001 with SkyePharma pursuant to which SkyePharma purchased an aggregate of 2,000,000 shares of our Series A Preferred Stock, for an aggregate purchase price of $20.0 million. On January 20, 2004, pursuant to the Omnibus Conversion Agreement dated January 12, 2004 between us and SkyePharma, SkyePharma converted all of its 2,000,000 shares of Series A Preferred Stock into 25,000,000 shares of our common stock at a conversion price of $0.80 per share. On March 3, 2005, SkyePharma acquired 11,160,000 additional shares of our common stock in a privately negotiated transaction. As a result, as of April 29, 2005 SkyePharma beneficially owns 49.8% of our common stock on a fully diluted basis.

      On January 20, 2004, in connection with SkyePharma's conversion of our Series A Preferred Stock, we entered into the Call Option Agreement with SkyePharma, pursuant to which we received the right to repurchase some or all of 12,500,000 shares of our common stock from SkyePharma at a premium to the $0.80 conversion price. In the event we exercise the call option, the exercise price will be between $1.28 and $1.52 per share, depending on the date of exercise. The call option will be exercisable by us upon our achievement of a certain milestone event and ending on January 20, 2007.

      On January 20, 2004, we, SkyePharma, Dr. O'Daly and our other original shareholders entered into the Amended SkyePharma Stockholders' Agreement. Pursuant to the Amended SkyePharma Stockholders' Agreement, our Board of Directors is required to be comprised of at least seven Directors and must include at least two independent Directors. Per the Amended SkyePharma Stockholders' Agreement, SkyePharma has the right to nominate one Director. Michael Ashton is SkyePharma's initial and current nominated Director. Until January 20, 2007, Dr. O'Daly has the right to nominate one Director. The Amended SkyePharma Stockholders' Agreement will terminate upon the later of (i) the date on which SkyePharma no longer beneficially owns, in the aggregate, at least 20% of our outstanding common stock or (ii) January 20, 2007. Further, the Amended SkyePharma Stockholders' Agreement may be terminated by the mutual written consent of the parties. Pursuant to the Amended SkyePharma Stockholders' Agreement, SkyePharma is required to vote its shares of our common stock in favor of certain enumerated transactions, where those transactions have been approved by our Board of Directors and all of the independent Directors. These transactions include (i) the amendment of our certificate of incorporation solely to increase our authorized capital stock, (ii) the adoption or amendment of an employee benefit plan applicable to all employees, (iii) the issuance of additional securities for cash and (iv) the sale of all of our outstanding capital stock or all or substantially all of our assets, or our merger with another entity, provided that SkyePharma will receive the same consideration for its shares as other holders of common stock and will be able to participate in the sale or merger on the same terms as the most favorable terms available to any of our other stockholders and the total consideration for the transaction is greater than $135 million.

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

      On December 10, 2001, we entered into the Service Agreement with SkyePharma pursuant to which SkyePharma was to provide us with development, manufacturing, pre-clinical and clinical development services in consideration of $11 million. The Service Agreement terminated on December 31, 2002. We entered into an Amendment to the Service Agreement with SkyePharma, effective as of January 1, 2003, to extend the term of the Service Agreement and modify the services to be provided by SkyePharma such that SkyePharma continued to provide certain services to us through December 31, 2004, in consideration for payments made during 2002. The agreement expired on December 31, 2004.

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

      In addition to FPP Capital Advisors, Fabien Pictet controls FPP Emerging Hedge Fund Iand Pictet & Cie, both of which were investors in our private placements in early 2004.

Relationship with Blue Cedar and Lipworth Capital Limited

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of Common Stock. Lipworth Capital Limited acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933.

      Additionally, on August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required us to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, we are subject to liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid liquidated damages amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

      Concurrently with the closing of the private placement, we and Blue Cedar entered into the Blue Cedar Stockholder's Agreement. Pursuant to the Blue Cedar Stockholder's Agreement, our Board of Directors is required to be comprised of at least eight directors and Blue Cedar may designate one director to the Board of Directors of the Company. Manuel Tarabay is Blue Cedar's initial and current designated director. Further, pursuant to the Blue Cedar Stockholder's Agreement, we agreed not to enter into any service agreement, distribution arrangement or transfer of personnel with any of our stockholders owning more than 10% of the outstanding shares of common stock until we complete Phase II clinical trials of Psoraxine(R), without the prior written consent of Blue Cedar, which shall not be unreasonably withheld. Additionally, for a period of two years following the closing date of the private placement, we granted Blue Cedar certain pre-emptive rights, allowing Blue Cedar to participate in substantially all sales of securities. The Blue Cedar Stockholder's Agreement will terminate upon the later of the Blue Cedar Termination Date or August 15, 2008. The "Blue Cedar Termination Date" is the date on which Blue Cedar no longer beneficially owns, in the aggregate, at least 20% of our outstanding common stock.

Item 13. Exhibits

Exhibit Number     Description
--------------     -----------

3.1 (1)            Certificate of Incorporation of Astralis Ltd.

3.2 (2)            Bylaws of Astralis Ltd.

4.1 (9)            Specimen Stock Certificate

10.1 (2)           Agreement and Plan of Merger

10.2 (4)           Contribution Agreement dated September 10, 2001

10.3 (5)           Purchase Agreement dated December 10, 2001

10.4 (5)           Stockholder Agreement dated December 10, 2001

10.5 (7)           2001 Stock Option Plan

10.6 (3)           Sub-Lease Agreement

10.7 (3) License Agreement dated April 26, 2001 between Jose Antonio O'Daly and Astralis LLC

10.8 (3)           Assignment of License

10.9 (3)           Form of Warrant

10.10 (8)          Agreement for Services dated December 10, 2001 between
                   SkyePharma Inc. and Astralis Ltd.

10.11 (8)          Technology Access Option Agreement dated December 10, 2001 by and among SkyePharma Inc., SkyePharma Holding AG and
                   Astralis Ltd.

10.12 (6)          Employment Agreement dated December 10, 2001, between
                   Dr. Jose Antonio O'Daly and Astralis Ltd.

10.13 (6)          Amendment #1 to Agreement for Services dated March 18, 2003 between SkyePharma Inc. and Astralis Ltd.

10.14 (7)          Omnibus Conversion Agreement dated January 12, 2004 between
                   Astralis Ltd. and SkyePharma PLC

10.15 (7)          Call Option Agreement dated January 20, 2004 between
                   Astralis Ltd. and SkyePharma PLC

10.16 (7)          Amendment No. 1 to Stockholders Agreement dated January 20,
                   2004 by and among Astralis Ltd., SkyePharma PLC, Jose
                   Antonio O'Daly, Mike Ajnsztajn, Gaston Liebhaber and Gina
                   Tedesco

10.17 (11)         Securities Purchase Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.18 (11)         Registration Rights Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.19 (11)         Stockholder's Agreement, dated August 17, 2005, by and
                   between Astralis Ltd. and Blue Cedar Limited.

10.20 (11)         Long-term  Common Stock  Purchase  Warrant,  issued to Blue
                   Cedar  Limited by Astralis Ltd.

10.21 (11)         Short-term Common Stock Purchase Warrant, issued to Blue
                   Cedar Limited by Astralis Ltd.

10.22 (11)         Long-term Common Stock Purchase Warrant, issued to Lipworth
                   Capital Limited by Astralis Ltd.

10.23 (12)         Separation Agreement and General Release, dated January 25, by and between James Sharpe and the Registrant.

10.24 (13)         Form of Subscription Agreement, dated March 31, 2006, by and between Astralis Ltd. and Blue Cedar Limited.

10.25 (13)         Form of Warrant, dated March 31, 2006, issued to Blue Cedar
                   Limited by Astralis Ltd.

10.26 (13)         Form of Convertible Promissory Note in the principal amount of $250,000, dated March 31, 2006, issued to Blue Cedar
                   Limited by Astralis Ltd.

14.1 (1)           Code of Ethics for Chief Executive Officer and Senior
                   Financial Officers

31.1 Certification by the Interim Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

----------

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB on March 30, 2004.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Preliminary Proxy Statement for Astralis Pharmaceuticals Ltd. on November 16, 2001.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 for Astralis Ltd. on March 14, 2002.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K for Astralis Pharmaceuticals Ltd. on November 14, 2001.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K for Astralis Ltd. on December 14, 2001.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB on March 31, 2003.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Preliminary Proxy Statement for Hercules Development Group Inc. on October 4, 2001.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Amendment to the Registration Statement on Form SB-2 for Astralis Ltd. on July 23, 2002.

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 for Astralis Ltd. on May 28, 2004.

(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form SB-2 for Astralis Ltd. on June 28, 2004.

(11) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 19, 2005.

(12) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on March 30, 2006.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on April 6, 2006.

Item 14. Principal Accountant Fees and Services

      The following disclosure presents fees billed for professional services rendered by L J Soldinger Associates, LLC, our independent auditors, for 2005 and 2004.

Audit- Fees

      The aggregate fees billed for professional services in connection with the audit of our annual financial statements, and the reviews of our quarterly financial statements and audit services provided in connection with regulatory filings, were approximately $128,000 and $168,000 for 2005 and 2004, respectively.

Audit-Related Fees

      The aggregate fees billed for assurance and related services in connection with securities registration and related matters were approximately $24,000 and $25,000 for 2005 and 2004, respectively.

Tax Fees

There were no tax related services provided by our independent auditors in 2005 or 2004.

All Other Fees

There were no other services provided by our independent auditors in 2005 or 2004.

Pre-Approval of Audit and Permissible Non-Audit Services

      The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. All audit and permissible non-audit services provided by L J Soldinger Associates LLC to us for 2005 and 2004 were approved by the Audit Committee.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRALIS LTD


By: /s/ Michael Garone                                       April 21, 2006
    -------------------------------                          -------------------
    Michael Garone                                           Date
    Interim President, Interim Chief Executive
    Officer and Chief Financial Officer
    (Principal Executive Officer)

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Garone                                       April 21, 2006
    -------------------------------                          -------------------
    Michael Garone                                           Date
    Interim President, Interim Chief Executive
    Officer and Chief Financial Officer
    (Principal Executive Officer, Principal
    Financial and Accounting Officer)


By: /s/ Jose Antonio O'Daly                                  April 21, 2006
    -------------------------------                          -------------------
    Jose Antonio O'Daly, M.D.                                Date
    Chairman of the Board
    and Chief Scientific Officer


By: /s/ Michael Ashton                                       April 21, 2006
    -------------------------------                          -------------------
    Michael Ashton                                           Date
    Director


By: /s/ Samuel Barnett                                       April 21, 2006
    -------------------------------                          -------------------
    Samuel Barnett                                           Date
    Director


By: /s/ Fabien Pictet                                        April 21, 2006
    -------------------------------                          -------------------
    Fabien Pictet                                            Date
    Director

By: /s/ Manuel Tarabay                                       April 21, 2006
    -------------------------------                          -------------------
    Manuel Tarabay                                           Date
    Director


By: /s/ Gordon Schooley                                      April 21, 2006
    -------------------------------                          -------------------
    Gordon Schooley, Ph.D.                                   Date
    Director

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                        INDEX TO THE FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                       F2

Balance Sheets                                                                F3

Statements of Operations                                                      F4

Statements of Stockholders' Equity                                            F5

Statements of Cash Flows                                                     F11

Notes to Financial Statements                                                F12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Astralis Ltd.

We have audited the accompanying balance sheets of Astralis Ltd. (a development stage entity) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period March 12, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astralis Ltd. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended and the period March 12, 2001 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception, does not have sufficient funds to execute its business plan, and estimates its current cash will last through May 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
April 3, 2006

                                  Astralis, LTD
                          (A Development Stage Entity)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                December 31,
                                                                       -----------------------------
                                                                           2005             2004
                                                                       ------------     ------------
Current Assets
   Cash and cash equivalents                                           $    633,468     $  2,312,401
   Prepaid expenses                                                          64,207           70,895
   Supplies                                                                  32,108           55,851
                                                                       ------------     ------------

                           Total Current Assets                             729,783        2,439,147

Other Intangible Assets, Net                                                     --          117,923
Property and Equipment, Net                                                 101,371          214,140
Deposits                                                                     25,000           26,763
                                                                       ------------     ------------

                                                                       $    856,154     $  2,797,973
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                               $    475,102     $    397,762
                                                                       ------------     ------------

                           Total Current Liabilities                        475,102          397,762
                                                                       ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.0001 par value; 150,000,000 shares authorized at
      2005 and 2004; 91,454,873 and 73,173,055 issued and
       outstanding at 2005 and 2004                                           9,145            7,317
   Additional paid-in capital                                            53,988,423       52,095,251
   Deficit accumulated in the development stage                         (53,616,516)     (49,702,357)
                                                                       ------------     ------------

                           Total Stockholders' Equity                       381,052        2,400,211
                                                                       ------------     ------------

                                                                       $    856,154     $  2,797,973
                                                                       ============     ============

               See the accompanying notes to financial statements

                                  Astralis, LTD
                          (A Development Stage Entity)
                            STATEMENTS OF OPERATIONS

                                                                                           March 12, 2001
                                                             Year Ended December 31,       (Inception) to
                                                          -----------------------------     December 31,
                                                              2005             2004             2005
                                                          ------------     ------------     ------------
Revenues                                                  $         --     $         --     $         --
                                                          ------------     ------------     ------------

Operating Expenses
   Research and development - related party                         --        4,519,400       16,278,822
   Research and development                                  2,510,521        3,169,660        8,959,749
   Depreciation and amortization                                25,345           30,403           98,369
   General and administrative                                1,632,586        1,860,844        7,010,040
                                                          ------------     ------------     ------------

                          Total Operating Expenses           4,168,452        9,580,307       32,346,980
                                                          ------------     ------------     ------------

Loss From Operations                                        (4,168,452)      (9,580,307)     (32,346,980)

Other (income) expense
    Investment (income) loss                                   (30,372)             722         (210,196)
    Registration rights penalty                                 83,000               --           83,000
                                                          ------------     ------------     ------------

                          Total Other Expense (Income)          52,628              722         (127,196)
                                                          ------------     ------------     ------------

Loss before income tax benefit                              (4,221,080)      (9,581,029)     (32,219,784)

   Income tax benefit                                          306,921          293,461          822,018
                                                          ------------     ------------     ------------

Net Loss                                                    (3,914,159)      (9,287,568)     (31,397,766)

Preferred Stock Dividends                                           --      (10,750,000)     (22,218,750)
                                                          ------------     ------------     ------------

Net Loss to Common Stockholders                             (3,914,159)     (20,037,568)     (53,616,516)
                                                          ============     ============     ============

Basic and Diluted Loss per Common Share                   $      (0.05)    $      (0.28)    $      (1.03)
                                                          ============     ============     ============

Basic and Diluted Weighted Average
  Common Shares Outstanding                                 79,985,782       71,073,507       51,864,466
                                                          ============     ============     ============

               See the accompanying notes to financial statements

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

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity

                                                                                            Deficit
                                                                            Accumulated   Accumulated
                                                                               Other       During the                     Total
                                              Subscription    Deferred     Comprehensive  Development                 Comprehensive
                                               Receivable   Compensation        Loss         Stage          Total          Loss
                                              ------------  ------------   -------------  -----------    -----------  -------------
Balances, March 12, 2001
  (Date of Inception)                         $        --    $        --     $       --   $        --    $        --

Members' capital contributions, 3/15/2001         (33,183)            --             --            --             --

Capital contributions received,
  3/1 - 8/13/2001                                  33,183             --             --            --         33,183

Members' contributed services,
  3/15 - 6/30/2001                                     --             --             --            --         12,986

Members' capital contributions, 9/1/2001       (1,350,000)            --             --            --             --

Warrants to purchase 6,300,000 shares of
  common stock at $1.60 per share issued
  in private placement                                 --             --             --            --             --

Common stock issuable for consulting
  services, 9/1/2001; 500,000 shares                   --             --             --            --        135,000

Common stock issued in private placement
  net of issuance costs, 11/13/2001;
  2,076,179 shares at $1.60 per share                  --             --             --            --      3,190,637

Warrants to purchase 415,237 shares of
  common stock at $4.00 per share issued
  in private placement, 11/13/2001                     --             --             --            --             --

Net assets and liabilities acquired in
  merger with Hercules                                 --             --             --            --       (302,320)

Preferred stock issued, net of issuance
  costs, 12/10/2001; 1,000,000 shares
  at $10.00 per share                                  --             --             --            --      9,947,496

Preferred stock dividend, 12/10/2001                   --             --             --    (2,120,000)            --

Options to purchase 200,000 shares of
  common stock at $1.77 (based on valuation)
  issued for legal services, 12/31/2001                --       (354,000)            --            --             --

Options to purchase 100,000 shares of
  common stock at $1.77 (based on valuation)
  issued for consulting services, 12/31/2001           --       (177,000)            --            --             --

Amortization of deferred compensation                  --        132,750             --            --        132,750

COMPREHENSIVE LOSS

     Net loss                                                                              (4,075,364)    (4,075,364)    (4,075,364)
                                              -----------    -----------     ----------   -----------    -----------   ------------

           Total Comprehensive Loss                                                                                    $ (4,075,364)
                                                                                                                       ============
Balance, December 31, 2001                    $(1,350,000)    $  (398,250)   $       --   $(6,195,364)   $ 9,074,368
                                              -----------     -----------    ----------   -----------    -----------

               See the accompanying notes to financial statements

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
                                                    ============    ============    ============     ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity


                                                                                   Accumulated
                                                                                      Other
                                                   Subscription      Deferred     Comprehensive
                                                    Receivable     Compensation        Loss
                                                   ------------    ------------   -------------
Balances Brought Forward                           $ (1,350,000)   $   (398,250)   $         --

Oversubscription of common stock issued
  in private placement, 11/13/2001; 49,990
  shares cancelled at $1.60 per share, 1/24/2002             --              --              --

Preferred stock issue, net of issuance costs,
  1/31/2002; 250,000 shares at $10.00 per share              --              --              --

Preferred stock issue, net of issuance costs,
  4/30/2002; 250,000 shares at $10.00 per share              --              --              --

Preferred stock dividend, April 30, 2002                     --              --              --

Preferred stock issue, net of issuance costs,
  7/31/2002; 250,000 shares at $10.00 per share              --              --              --

Collection of subscription receivable                   465,000              --              --

Options issued for consulting services,
  9/10/2002; 15,000 options at $0.38 per
  option, based on valuation                                 --          (5,700)             --

Preferred stock dividend, 12/10/2002                         --              --              --

Amortization of deferred compensation                        --          34,254              --

Fair value adjustment on deferred
  compensation                                               --         357,532              --

COMPREHENSIVE LOSS

   Net loss                                                  --              --              --

   Other comprehensive loss:

   Unrealized loss on available-for-sale
   securities                                                --              --         (15,181)
                                                   ------------    ------------    ------------

           Total Comprehensive Loss


Balance, December 31, 2002                         $   (885,000)   $    (12,164)   $    (15,181)
                                                   ============    ============    ============

                                                      Deficit
                                                    Accumulated
                                                    During the                         Total
                                                    Development                    Comprehensive
                                                       Stage           Total           Loss
                                                   ------------    ------------    -------------
Balances Brought Forward                           $ (6,195,364)   $  9,074,368

Oversubscription of common stock issued
  in private placement, 11/13/2001; 49,990
  shares cancelled at $1.60 per share, 1/24/2002             --         (80,000)

Preferred stock issue, net of issuance costs,
  1/31/2002; 250,000 shares at $10.00 per share              --       2,500,000

Preferred stock issue, net of issuance costs,
  4/30/2002; 250,000 shares at $10.00 per share              --       2,500,000

Preferred stock dividend, April 30, 2002               (270,000)             --         (270,000)

Preferred stock issue, net of issuance costs,
  7/31/2002; 250,000 shares at $10.00 per share              --       2,500,000

Collection of subscription receivable                        --         465,000

Options issued for consulting services,
  9/10/2002; 15,000 options at $0.38 per
  option, based on valuation                                 --              --

Preferred stock dividend, 12/10/2002                 (9,078,750)             --       (9,078,750)

Amortization of deferred compensation                        --          34,254

Fair value adjustment on deferred
  compensation                                               --              --

COMPREHENSIVE LOSS

   Net loss                                          (9,040,248)     (9,040,248)   $  (9,040,248)

   Other comprehensive loss:

   Unrealized loss on available-for-sale
   securities                                                --         (15,181)         (15,181)
                                                   ------------    ------------    -------------

           Total Comprehensive Loss                                                $ (18,404,179)
                                                                                   =============

Balance, December 31, 2002                         $(24,584,362)   $  7,938,193
                                                   ============    ============

               See the accompanying notes to financial statements

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
                                                   ============    ============    ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity


                                                                                      Accumulated
                                                                                         Other
                                                   Subscription       Deferred       Comprehensive
                                                    Receivable      Compensation          Loss
                                                   ------------     ------------     -------------
Balances Brought Forward                           $   (885,000)    $    (12,164)    $    (15,181)

Preferred stock issue, net of issuance costs, 1/31/2003; 250,000 shares at $10.00 per share

Collection of subscription receivable,                  825,000               --               --

Reduction of subscription receivable,
  in lieu of payment for services                        36,000               --               --

Amortization of deferred compensation                        --           25,663               --

Fair value adjustment on deferred
  compensation                                               --          (18,321)              --

Offering cost for January 2004,
  private placement                                          --               --               --

COMPREHENSIVE LOSS

   Net loss                                                  --               --               --

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   Securities, net                                           --               --          (12,517)
                                                   ------------     ------------     ------------

           Total Comprehensive Loss


Balance, December 31, 2003                         $    (24,000)    $     (4,822)    $    (27,698)
                                                   ============     ============     ============

                                                      Deficit
                                                    Accumulated
                                                    During the                           Total
                                                    Development                      Comprehensive
                                                       Stage            Total            Loss
                                                   ------------     ------------     -------------
Balances Brought Forward                           $(24,584,362)    $  7,938,193

Preferred stock issue, net of issuance costs,
  1/31/2003; 250,000 shares at $10.00 per share                        2,500,000

Collection of subscription receivable,                       --          825,000

Reduction of subscription receivable,
  in lieu of payment for services                            --           36,000

Amortization of deferred compensation                        --           25,663

Fair value adjustment on deferred
  compensation                                               --               --

Offering cost for January 2004,
  private placement                                          --          (17,603)

COMPREHENSIVE LOSS

   Net loss                                          (5,080,427)      (5,080,427)    $ (5,080,427)

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   Securities, net                                           --          (12,517)         (12,517)
                                                   ------------     ------------     ------------

           Total Comprehensive Loss                                                  $ (5,092,944)
                                                                                     ============

Balance, December 31, 2003                         $(29,664,789)    $  6,214,309
                                                   ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity

                                                          Preferred Stock                    Common Stock             Additional
                                                   -----------------------------     ----------------------------      Paid-In
                                                      Shares            Amount          Shares          Amount         Capital
                                                   ------------     ------------     ------------    ------------    ------------
Balances Brought Forward                              2,000,000     $      2,000       37,538,189    $      3,754    $ 35,929,864

Common stock issue, net of issuance costs,
  Jan-Feb 2004 at $2.00 per share                            --               --       10,459,866           1,046       4,953,147

Collection of subscription receivable                        --               --               --              --              --

Conversion of Preferred Stock, Series A              (2,000,000)          (2,000)      25,000,000           2,500            (500)

Preferred stock dividend                                     --               --               --              --      10,750,000

Common stock issued,
  in lieu of payment for services                            --               --          150,000              15          74,985

Call option assigned,                                        --               --               --              --         376,507
  in lieu of payment for services

Amortization of deferred compensation                        --               --               --              --              --

Fair value adjustment on deferred
  compensation                                               --               --               --              --              --

  Stock options exercised                                    --               --           25,000               2          11,248

COMPREHENSIVE LOSS

   Net loss                                                  --               --               --              --              --

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities                                                --               --               --              --              --
                                                   ------------     ------------     ------------    ------------    ------------

           Total Comprehensive Loss

Balance, December 31, 2004                                   --     $         --       73,173,055    $      7,317    $ 52,095,251
                                                   ============     ============     ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity


                                                                                      Accumulated
                                                                                         Other
                                                   Subscription       Deferred       Comprehensive
                                                    Receivable      Compensation          Loss
                                                   ------------     ------------     -------------
Balances Brought Forward                           $    (24,000)    $     (4,823)    $    (27,698)

Common stock issue, net of issuance costs,
  Jan -Feb 2004 at $2.00 per share                           --               --               --

Collection of subscription receivable,                   24,000               --               --

Conversion of Preferred Stock, Series A                      --               --               --

Preferred stock dividend                                     --               --               --

Common stock issued,
  in lieu of payment for services                            --               --               --

Call option assigned,                                        --               --               --
  in lieu of payment for services

Amortization of deferred compensation                        --            4,823               --

Fair value adjustment on deferred
  compensation                                               --               --               --

  Stock options exercised                                    --               --               --

COMPREHENSIVE LOSS

   Net loss                                                  --               --               --

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities, net                                           --               --           27,698
                                                   ------------     ------------     ------------

           Total Comprehensive Loss


Balance, December 31, 2004                         $         --     $         --     $         --
                                                   ============     ============     ============

                                                      Deficit
                                                    Accumulated
                                                    During the                           Total
                                                    Development                      Comprehensive
                                                       Stage            Total            Loss
                                                   ------------     ------------     -------------
Balances Brought Forward                           $(29,664,789)    $  6,214,308

Common stock issue, net of issuance costs,
  Jan -Feb 2004 at $2.00 per share                           --        4,954,193

Collection of subscription receivable,                       --           24,000

Conversion of Preferred Stock, Series A                      --               --

Preferred stock dividend                            (10,750,000)              --     $ (10,750,000)

Common stock issued,
  in lieu of payment for services                            --           75,000

Call option assigned,                                        --          376,507
  in lieu of payment for services

Amortization of deferred compensation                        --            4,823

Fair value adjustment on deferred
  compensation                                               --               --

  Stock options exercised                                    --           11,250

COMPREHENSIVE LOSS

   Net loss                                          (9,287,568)      (9,287,568)       (9,287,568)

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities, net                                           --           27,698            27,698
                                                   ------------     ------------     -------------

           Total Comprehensive Loss                                                  $ (20,009,870)
                                                                                     =============

Balance, December 31, 2004                         $(49,702,357)    $  2,400,211
                                                   ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity

                                                         Preferred Stock                Common Stock            Additional
                                                   --------------------------    --------------------------      Paid-In
                                                      Shares         Amount         Shares         Amount        Capital
                                                   -----------    -----------    -----------    -----------    -----------
Balances Brought Forward                                    --    $        --     73,173,055    $     7,317    $52,095,251

Common stock issued for services-officer                    --             --        100,000             10         64,990

Common stock issue, net of issuance costs,                  --             --     18,181,818          1,818      1,828,182
  August 2005 at $0.11 per share

COMPREHENSIVE LOSS

   Net loss                                                 --             --             --             --             --

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities                                               --             --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------

           Total Comprehensive Loss

Balance, December 31, 2005                                  --    $        --     91,454,873    $     9,145    $53,988,423
                                                   ===========    ===========    ===========    ===========    ===========

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity


                                                                                     Accumulated
                                                                                        Other
                                                   Subscription       Deferred      Comprehensive
                                                    Receivable      Compensation         Loss
                                                   ------------     ------------    -------------
Balances Brought Forward                           $         --     $         --    $        000

Common stock issued for services-officer                     --               --              --

Common stock issue, net of issuance costs,
  August 2005 at $0.11 per share                             --               --              --

COMPREHENSIVE LOSS

   Net loss                                                  --               --              --

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities, net                                           --               --              --
                                                   ------------     ------------    ------------

           Total Comprehensive Loss


Balance, December 31, 2005                         $         --     $         --    $         --
                                                   ============     ============    ============

                                                      Deficit
                                                    Accumulated
                                                    During the                           Total
                                                    Development                      Comprehensive
                                                       Stage            Total            Loss
                                                   ------------     ------------     -------------
Balances Brought Forward                           $(49,702,357)    $  2,400,211

Common stock issued for services-officer                     --           65,000

Common stock issue, net of issuance costs,
  August 2005 at $0.11 per share                             --        1,830,000

COMPREHENSIVE LOSS

   Net loss                                          (3,914,159)      (3,914,159)    $ (3,914,159)

   Other comprehensive loss:

   Unrealized gain (loss) on available-for-sale
   securities, net                                           --               --               --
                                                   ------------     ------------     ------------

           Total Comprehensive Loss                                                  $ (3,914,159)
                                                                                     ============

Balance, December 31, 2005                         $(53,616,516)    $    381,052
                                                   ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Statements of Cash Flows

                                                                                       Year Ended December 31,      March 12, 2001
                                                                                   -----------------------------    (Inception) to
                                                                                       2005             2004       December 31, 2005
                                                                                   ------------     ------------   -----------------
Cash Flows from Operating Activities
   Net loss                                                                        $ (3,914,159)    $ (9,287,568)    $(31,397,766)
   Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization                                                   122,282          867,902        2,685,033
        Impairment of intangible asset                                                  114,976        2,797,612        2,912,588
        Amortization of net premium paid on investments                                      --               --           54,551
        Dividend income reinvested                                                           --         (117,219)        (199,323)
        Members' contributed salaries                                                        --               --           12,986
        Research and development service fee netted against proceeds
          received from preferred stock issuance                                             --               --        5,015,000
        Operating expenses paid by related parties on behalf of company                      --               --           17,587
         Amortization of deferred compensation                                               --            4,822          197,489
         Investor relation fees netted against subscription receivable                       --           24,000           60,000
         Compensatory common stock                                                       65,000           75,000          275,000
         Assignment of call option                                                           --          376,508          376,508
         Loss on sale of available-for-sale securities and fixed asset retirement            --          129,832          160,736
   Changes in assets and liabilities
        Prepaid expenses                                                                  6,688        1,059,838          (25,876)
        Interest receivable                                                                  --               --               --
        Supplies                                                                         23,743           31,186          (32,108)
        Deposits                                                                          1,763            3,190          (25,000)
        Accounts payable and accrued expenses                                            77,340           77,228          416,644
                                                                                   ------------     ------------     ------------

Net Cash Used in Operating Activities                                                (3,502,367)      (3,957,669)     (19,495,951)
                                                                                   ------------     ------------     ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                                --       (4,300,010)     (13,858,181)
   Proceeds from sale of available-for-sale securities                                       --        5,690,970       13,843,916
   Expenditures related to patent                                                        (4,113)         (26,947)         (98,496)
   Insurance proceeds from claim                                                             --            4,113            4,113
   Purchases of property and equipment                                                   (2,453)         (74,157)        (570,584)
                                                                                   ------------     ------------     ------------

Net Cash (Used in) Provided by Investing Activities                                      (6,566)       1,293,969         (679,232)
                                                                                   ------------     ------------     ------------

Cash Flows from Financing Activities
   Repurchase of common stock                                                                --               --          (80,000)
   Collection of subscription receivable                                                     --               --        1,290,000
   Proceeds from exercise of stock options                                                   --           11,250           11,250
   Issuance of common stock, net of offering and transaction costs                    1,830,000        4,954,191        9,672,508
   Issuance of preferred stock                                                               --               --        9,932,496
   Private placement offering costs                                                          --               --          (17,603)
                                                                                   ------------     ------------     ------------

Net Cash Provided by Financing Activities                                             1,830,000        4,965,441       20,808,651
                                                                                   ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (1,678,933)       2,301,741          633,468

Cash and Cash Equivalents, Beginning of Period                                        2,312,401           10,660               --
                                                                                   ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                           $    633,468     $  2,312,401     $    633,468
                                                                                   ============     ============     ============

               See the accompanying notes to financial statements

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

Property and Equipment

Furniture and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using a four-year life for computer and office equipment, three to four years for lab equipment, seven-year for furniture and fixtures and three-year for leasehold improvements.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carryforwards and research and development credits that have been deferred for tax purposes have also been recorded. A valuation reserve has been recorded to offset a portion of the deferred tax benefit (except for amount realized through the sale of a portion of the Company's New Jersey net operating loss) because management has determined it is more likely than not that the deferred tax assets will not be realized. See Note 6.

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

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                               Year Ended December 31,
                                                                                      Year Ended
                                                                            -----------------------------
                                                                                 2005             2004
                                                                            ------------     ------------
      Net loss, as reported                                                 $ (3,914,159)    $(20,037,568)
      Add:
          Stock-based compensation expense included in reported net
            loss determined under APB No. 25, net of related tax effects              --               --
      Deduct:
          Total stock-based director compensation expense determined under fair-value-based method for all awards, net of related
            tax effects                                                          272,545           29,495
                                                                            ------------     ------------

       Pro forma net loss                                                   $ (4,186,704)    $(20,067,063)
                                                                            ============     ============

       Loss per share:
             Basic - as reported                                            $      (0.05)    $      (0.28)
             Basic - pro forma                                              $      (0.05)    $      (0.28)

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

                                                      2005          2004
                                                    -------       -------

      Risk free rate                                   4.12%         4.13%
      Expected years until exercise                    9.82         9.614
      Expected stock volatility                      103.41%        100.0%

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                               2005                2004
                                            ----------          ----------

      Options                                1,454,000           1,118,000
      Warrants                              46,759,466          18,151,891
                                            ----------          ----------
                                            48,213,466          19,269,891
                                            ==========          ==========

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

Research and Development Costs

The cost of research, development and product improvement expenditures, which includes depreciation of the Company's laboratory and amortization of the technology access option, are charged to expense as they are incurred. Research, development and product improvement costs included in operating expenses amounted to $2,510,521 and $7,689,060 for the years ending December 31, 2005 and 2004, respectively; and $25,238,571 for the period from March 12, 2001 (date of inception) to December 31, 2005.

Included in this amount were payments to related parties (see Note 10). Also included in the December 31, 2005 and 2004 year ends is an impairment of intangible assets for $114,976 and $2,797,612, respectively. For the period from March 12, 2001 (date of inception) to December 31, 2005 amount, is an impairment of intangible assets of $2,912,588. (see Note 4).

Recent Accounting Pronouncements

In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We adopted the new accounting standard effective January 1, 2006.

The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had we adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net loss and net loss per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs will be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclass will not have a material impact on our Consolidated Statements of Cash Flows.

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company incurred net losses to common stockholders of $3,914,159 in 2005 and had an accumulated deficit of $53,616,516 at December 31, 2005. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750. (See Note 7)

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over a multiple number of years. The Company expects to continue clinical testing of Psoraxine in 2006. The Company will need significant additional funds to complete all of the testing required by the FDA. Currently, the Company has no products approved for commercial sale and therefore no means to generate revenue.

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

The Company raised $2,000,000 additional capital in August 2005 through a private placement equity offering. These funds, in addition to its cash held at December 31, 2005, are sufficient to finance the Company's needs for operating and capital expenditures through May 2006. The Company will need to raise significant additional funds from outside sources immediately and in future years in order to complete existing and future phases of FDA required testing.

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

The Company's ability to continue as a going concern is dependent upon it raising capital immediately through debt and/or equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company or that the FDA will approve Psoraxine for use in the United States. If the Company does not obtain the needed funds, it will be required to cease operations. The Company is actively seeking sources of financing. The Company is considering and will implement further dramatic cost reduction measures to extend the availability of its capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

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

The Company evaluated this intangible annually for impairment under FAS 144 "Accounting For The Impairment or disposal of Long-Lived Assets" and has determined that as of December 31, 2004, the technology access option fee has no market value due to current market conditions and impaired the remaining unamortized amount. Current market conditions dictate the license fee no longer has a market value because it has become common business practice for companies who provide drug delivery systems to offer their systems, on a trial basis, without charge, for the purpose of testing effectiveness of the delivery system in an effort to obtain rights to distribute new drugs.

The Company has amortized $7,061 and $6,362 of patent costs and $0 and $714,288 of the cost of the technology option license in 2005 and 2004, respectively. The Company recorded impairment charges in the amount of $2,797,612 in 2004 as a result of the technology option license having no substantial market value. In addition, the Company recorded impairment charges in the amount of $114,976 in 2005 pertaining to the patents under the accounting guidance in SFAS 144. The amortization and impairment related to the technology option license and patent is recorded as research and development cost as required by SFAS No. 2.

Intangible assets consisted of the following at December 31,

                                                 2005             2004
                                             -----------      -----------

      Patent                                 $   134,222      $   130,109
      Technology access fee                    5,000,000        5,000,000
      Less impairment                         (2,912,588)      (2,797,612)
      Less accumulated amortization           (2,221,634)      (2,214,574)
                                             -----------      -----------

                                             $        --      $   117,923
                                             ===========      ===========

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

                                                      2005          2004
                                                   ---------     ---------

      Furniture and Fixtures                       $  28,281     $  28,281
      Computer Equipment                              32,930        30,477
      Leasehold Improvements                         199,741       199,741
      Lab Equipment                                  299,066       299,066
      Automobiles                                         --            --
                                                   ---------     ---------
                                                   $ 560,018     $ 557,565

      Accumulated depreciation and amortization     (458,647)     (343,425)
                                                   ---------     ---------

                                                   $ 101,371     $ 214,140
                                                   =========     =========

Depreciation expense amounted to $115,222 and $147,252 for the years ended December 31, 2005 and 2004, respectively. The depreciation related to the Company's laboratory and related equipment is recorded as research and development as required by SFAS No. 2.

NOTE 6 - INCOME TAXES

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

                                                                      2005             2004
                                                                 ------------     ------------
      Deferred tax assets :
          Prepaid research and development                       $         --     $         --
          Deferred compensation                                        82,400           76,500
          Accumulated depreciation and amortization                 1,551,600        1,613,200
          Research and development credits carryforward             2,073,600        1,974,300
          Federal and state deferred tax benefit arising from
            net operating loss carryforwards                        9,672,300        8,370,600
                                                                 ------------     ------------
                                                                   13,379,900       12,034,600

      Less valuation allowance                                    (13,379,900)     (12,034,600)
                                                                 ------------     ------------

      Total deferred tax assets                                  $         --     $         --
                                                                 ============     ============

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

As of December 31, 2005, the Company had losses, which resulted in net operating loss carryforwards for tax purposes amounting to approximately $25,900,000 that may be offset against future taxable income. These carryforwards start to expire in 2021. The Company generated federal research and development credits of $1,416,500 that will expire in 2021 and state credits of $657,000 that will expire in 2008. However, these carryforwards and credits may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company generates any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $13,379,900 and $12,034,600 as of December 31, 2005 and 2004.

In 2005 and 2004, the Company sold $3,965,391 and $3,791,489, respectively, of its gross New Jersey net operating loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of the Company's carryforwards were $306,921 and $293,461, respectively (net of fees) and the amount was recorded as a tax benefit in the statements of operations. The State of New Jersey renews the Program annually and limits the aggregate proceeds of the program to $10,000,000. Due to the uncertainty at any time as to the Company's ability to effectuate the sale of available New Jersey net operating losses, and since the Company has no control or influence over the Program, the benefits are recorded once the agreement with the counterpart is signed and the sale is approved by the State.

In accordance with federal income tax regulations, the net loss incurred by Astralis, LLC (the predecessor entity) from inception to the date of its merger with the Company has been excluded from the benefits of the net operating loss carryforwards reflected in this footnote.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 34%.

                                                                         2005             2004
                                                                     -----------      -----------
      Federal income tax benefit at statutory rate                   $ 1,302,600      $ 3,257,550
      State income tax benefit (net of effect of federal benefit)        221,700          446,600
      Non-deductible expenses                                           (317,300)        (170,650)
      Research and development credit                                     99,300          848,900
      Valuation allowance                                             (1,306,300)      (4,382,400)
      Benefit from sale of state net operating loss                      306,900          293,500
                                                                     -----------      -----------

          Income Tax Benefit                                         $   306,900      $   293,500
                                                                     ===========      ===========

          Effective Income Tax Rate                                           (9%)             (9%)
                                                                     ===========      ===========

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK ACTIVITY

Common Stock

In 2001 Astralis LLC (the predecessor entity) and the Company merged and this transaction was treated as a recapitalization of the Company, whereby the Company issued to the members of Astralis, LLC, 28,000,000 shares of common stock and warrants to purchase 6,300,000 shares of Company common stock for $1.60 per share in a one-for-one exchange for all of the outstanding 28,000,000 Astralis, LLC member units of ownership and 6,300,000 options to purchase member units.

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

NOTE 7 - CAPITAL STOCK ACTIVITY (Continued)

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

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK ACTIVITY (Continued)

In the first quarter of 2005 SkyePharma purchased the 11,160,000 shares of common stock from Mike Ajnsztajn and Gaston Liebhaber. Consequently, as of March 3, 2005 SkyePharma owned approximately 49.7% of the Company's outstanding common stock.

In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to James Sharpe, the Company's former Chief Executive Office and President. The options were issued with an exercise price of $0.70 with a term of 10 years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. On January 25, 2006, Mr. Sharpe entered into a "Separation Agreement and General Release" with the Company and resigned as Chief Operating Officer, President, and Member of the Board of Directors effective as of December 31, 2005. See note 15.

On February 2, 2005, the Company issued 20,000 options to a director. The options were issued with an exercise price of $0.69 and with a term of 10 years. The options shall vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. On December 11, 2005, the director had resigned from the Board, for personal reasons.

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

On August 19, 2005, the Company closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar Limited ("Blue Cedar"), of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires the Company to file a registration statement within approximately 30 days of the final closing of the Company's private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, the Company is subject to a penalty of $10,000 per month, being 0.5% of the aggregate purchase price, plus interest at 10% per annum.

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK ACTIVITY (Continued)

The Company evaluated its issuance of common stock and related warrants with Blue Cedar for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No. 133: Accounting for Derivative Financial Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, A Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock". It has determined that registration rights related to this issuance were subject to derivative accounting. In evaluating these registration rights and their related financial instruments the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them as a freestanding instrument. The fair value of the registration rights agreements was determined to be minimal at September 30, 2005. However, at December 31, 2005, the Company determined the fair value to be $83,000. The Company recognized this amount in expense and a corresponding liability in the accompanying financial statements.

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

NOTE 7 - CAPITAL STOCK ACTIVITY (Continued)

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

On January 20, 2004, Skyepharma converted all of its outstanding shares of Series A Preferred Stock of the Company into 25,000,000 shares of common stock at a reduced conversion price of $0.80 per share. Skyepharma agreed that up to 12,500,000 shares of its common stock issued upon conversion of the Series A Preferred Stock will be subject to a call option at the discretion of the Company upon completion of an agreed upon milestone at a premium in excess of the conversion price. The call option can be exercised on or after July 21, 2004. Through the period ending on January 20, 2007, the exercise price will be between $1.28 and $1.52 per share. In connection with this transaction and in accordance with SFAS 84, "Induced Conversions of Convertible Debt, an Amendment of APB Opinion No. 26" the Company recorded a non-cash preferred stock dividend in January 2004 amounting to $10,750,000.

Composition of Board

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

Pursuant to the Blue Cedar Stockholder's Agreement, Blue Cedar may designate one director to the Company's Board of Directors. Manuel Tarabay is Blue Cedar's initial and current designated director. The Blue Cedar Stockholder's Amendment will terminate upon the later of the Blue Cedar Termination Date or August 15, 2008. The "Blue Cedar Termination Date" is the date on which Blue Cedar no longer beneficially owns, in the aggregate, at least 20% of the outstanding common stock of the Company.

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK ACTIVITY (Continued)

Stock Warrants

At December 31, 2005, the Company had the following outstanding common stock warrants to purchase its securities:

                                          Number of Warrants      Exercise Price
                                                Issued               Per Share
                                          ------------------      --------------

                                              46,759,466          $0.165 - $4.00
                                          ==================      ==============

These warrants were primarily issued in connection with the exchange with Astralis, LLC and the private placement offerings. These warrants expire between 2006 and 2010.

NOTE 8 - STOCK OPTION PLAN

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

NOTE 8 - STOCK OPTION PLAN (Continued)

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

In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to James Sharpe, the Company's former Chief Executive Officer and President. The options were issued with an exercise price of $0.70 with a term of 10 years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. Mr. Sharpe resigned as Chief Operating Officer, President, and Member of the Board of Directors as of January 25, 2006 with an effective resignation date of December 31, 2005. See Note 15.

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

NOTE 9 - DEFERRED COMPENSATION

The components of deferred compensation for the options granted are as follows at December 31,

                                                      2005         2004
                                                    --------     --------

      Balance at January 1                          $     --     $  4,822
      Deferred compensation recorded                  65,000           --
      Fair value adjustments                              --           --
      Amortization to stock-based compensation       (65,000)      (4,822)
                                                    --------     --------

      Balance at December 31                        $     --     $     --
                                                    ========     ========

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - DEFERRED COMPENSATION (Continued)

Exercise prices for stock options outstanding as of December 31, 2005 and the weighted average remaining contractual life are as follows:

                                                            Weighted Average                               Weighted
                                                                Remaining                 Number           Average
      Exercise Prices           Options Outstanding         Contractual Life           Exercisable     Exercise Price
      ---------------           -------------------         ----------------           -----------     --------------
      $ 0.26 - 0.28                    70,000                   9.32 years                 17,500           $0.27
      $ 0.45                           25,000                   2.26 years                 12,500           $0.45
      $ 0.69 - 0.70                 1,294,000                   9.03 years                915,000           $0.70
      $ 1.10                           50,000                   8.43 years                 25,000           $1.10
      $ 2.50                           15,000                   1.69 years                 15,000           $2.50

In accordance with FAS 123 the fair value of the options were estimated as of the date of the grant or subsequent vesting date, or December 31, 2005 if not vested, using a Black-Scholes option-pricing model. The assumptions used in estimating the fair value of the options ranged as follows:

           Volatility                                100% - 130%
           Risk-free interest rate                  2.3% - 4.78%
           Expected life                            5 - 10 years
           Dividend yield                                --

The Company had the following outstanding common stock options to purchase its securities at December 31:

                                                 2005                                       2004
                                 ------------------------------------       -------------------------------------

                                    Number of          Exercise Price          Number of           Exercise Price
Description of Series            Options issued           Per Share         Options issued            Per Share
---------------------            --------------        --------------       --------------         --------------
Expire December 2005                      --              $      --              300,000              $    2.75
Expire September 2007                 15,000              $    2.50               15,000              $    2.50
Expire April 2008                     25,000              $    0.45                   --              $      --
Expire June 2014                      50,000              $    1.10                   --              $      --
Expire December 2014                 728,000              $    0.70              803,000              $    0.70
Expire February 2015                  20,000              $    0.69                   --              $      --
Expire February 2015                 546,000              $    0.70                   --              $      --
Expire April 2015                     50,000              $    0.26                   --              $      --
Expire June 2015                      20,000              $    0.28                   --              $      --
                                  ----------                                  ----------

Common Stock                       1,454,000                                   1,118,000
                                  ==========                                  ==========

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - DEFERRED COMPENSATION (Continued)

The following tables summarize the Company's stock option activity and related information:

                                                                Number of
                                                                 Shares
                                                               ----------

      Balance as of December 31, 2003                             365,000
      Granted                                                     778,000
      Exercised                                                   (25,000)
      Expired/forfeit                                                  --
                                                               ----------
      Balance as of December 31, 2004                           1,118,000
      Granted                                                     818,000
      Exercised                                                        --
      Expired/forfeit                                            (482,000)
                                                               ----------
      Balance as of December 31, 2005                           1,454,000
                                                               ==========

NOTE 10 - RELATED PARTY - TRANSACTIONS/COMMITMENTS/INDEMNIFICATIONS

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

The recorded value of the patent was impaired as of December 31, 2005 and the Company recorded an impairment charge of $114,976 in relation to the patent (see
Note 4)

SkyePharma PLC Agreements

On December 10, 2001, the Company executed three agreements with SkyePharma, a pharmaceutical company located in England.

The Company entered into a stock purchase agreement whereby SkyePharma agreed to purchase 2,000,000 shares of Series A Preferred at a price of $10 per share in five separate closings over a 13-month period commencing in December 2001 (see
Note 7).

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY - TRANSACTIONS/COMMITMENTS/INDEMNIFICATIONS (Continued)

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

The technology option was impaired as of December 31, 2004 and the Company recorded an impairment charge of $2,797,612 in relation to the option (see Note
7).

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

The service agreement was terminated on December 31, 2002. In March 2003, the Company and SkyePharma amended the original service agreement, effective January 1, 2003, to extend the term of the agreement and modify the services to be provided by SkyePharma. SkyePharma will continue to provide certain services to the Company through December 31, 2004 in consideration for payments it received from the Company during 2002 in connection with this agreement, as a prepaid expense. This prepaid amount will be expensed during the remaining period of the amended service agreement, In 2004, the Company expensed $1,007,500 in connection with the services agreement.

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

As of December 31, 2005, Skyepharma owns approximately 39.8% of the Company's outstanding common stock.

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

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - OPERATING LEASES

On March 13, 2002, the Company entered into a lease agreement for laboratory and office space. The lease period is for three years and rent is $77,500 annually. The Company also entered into a concurrent service agreement with the lessor of the laboratory space on a time and material basis. During 2005, the Company extended its lease through September 2006 for $110,400 annually.

During 2005 and 2004, the Company leased two apartments and an automobile for two different key employees, one of whom is an officer. During 2005, the Company canceled its obligation under these leases and carried no other leases for key employees.

The Company incurred rent expense in the amount of $98,642 and $128,443 for 2005 and 2004, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases, as of December 31, 2005:

           Year Ending December 31:
               2006                                      $   82,800
               Thereafter                                        --

NOTE 12 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                   2005                 2004
                                                               ------------         ------------
      Net loss                                                 $ (3,914,159)        $(20,037,568)
                                                               ------------         ------------

      Unrealized gain (loss) on securities:
         Unrealized gain arising during period                           --                   --
          Reclassification adjustment for loss realized
            in net loss                                                  --               27,698
                                                               ------------         ------------

      Unrealized gain (loss), net                                        --               27,698
                                                               ------------         ------------

       Comprehensive loss                                      $ (3,914,159)        $(20,009,870)
                                                               ============         ============

NOTE 13 - CONCENTRATIONS

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

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

The Company paid $2,307 and $0 in interest for 2005 and 2004, respectively. The Company did not pay any taxes in 2005 or 2004.

In April 2005, the Company financed $24,184 of its business liability insurance premiums by entering into a short-term note payable. The note matures on February 16, 2006 and bears interest at a rate of 6.75% per annum. As of December 31, 2005, this note had an outstanding balance of $4,946.

In January 2005, the Company financed $33,516 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matured on November 10, 2005 and bears interest at a rate of 5.75% per annum. As of December 31, 2005, this note had an outstanding balance of $0.

In December 2004, the Company financed $28,280 of its directors and officers liability insurance premiums by entering into a short-term note payable. The note matures on October 10, 2005 and bears interest at a rate of 6.65% per annum. As of December 31, 2005 and 2004, this note had an outstanding balance of $0 and $28,280, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On March 31, 2006, the Company issued to Blue Cedar Limited ("Blue Cedar"), an accredited investor and currently a stockholder of the Company; (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's common stock at $0.09 per share at any time prior to the redemption date (March 31, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 2,777,778 shares of common stock at an exercise price of $0.135 per share. The warrants expire five years from the date of issuance.

On January 25, 2006, the Company's Chief Executive Officer and President, James Sharpe, resigned pursuant to a Separation Agreement and General Release ("Separation Agreement"), by and between the Company and Mr. Sharpe. The resignation was effective as of December 31, 2005. The separation agreement calls for the following:

      - $50,000 severance payment payable within 10 days of the signing of the separation agreement;

      -     All non-vested stock options have been terminated;

      - The Company shall grant to Mr. Sharpe, an option to purchase 182,000 shares of common stock on January 27, 2006 at the market price on that date;

      - The Company shall grant to Mr. Sharpe, an additional option to purchase 182,000 shares of common stock on January 27, 2007 at the market price on that date;

      - The Company will pay for Mr. Sharpe's COBRA premiums for six months after the separation date or until the date he becomes eligible for employer-provided benefits from another employer, whichever occurs first.

At December 31, 2005, the company has accrued the severance payment of $50,000 in the accompanying financial statements. The unvested options granted to Jim Sharpe in 2005 that were previously expensed under FASB 148 disclosure have been reversed in footnote 2. The new options granted with the separation agreement will be accounted for under FASB 123(R) in 2006.