Form 10QSB
period 2006-03-31
ASTRALIS LTD
filed 2006-05-22
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

      Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of May 15, 2006.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2006

Part I         Financial Information........................................   3
      Item 1   Financial Statements
               Condensed Balance Sheets.....................................   3
               Condensed Statements of Operations (unaudited)...............   4
               Condensed Statements of Cash Flows (unaudited)...............   5
               Notes to Condensed Financial Statements (unaudited)..........   6
      Item 2   Management's Discussion and Analysis or Plan of Operation....  10
      Item 3   Controls and Procedures......................................  13
               Risk Factors.................................................  15
Part II        Other Information............................................  21
      Item 2   Unregistered Sales of Equity Securities and Use of Proceeds..  21
      Item 6   Exhibits.....................................................  21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                     ASSETS

                                                                             March 31,       December 31,
                                                                                2006             2005
                                                                            ------------     ------------
                                                                            (Unaudited)
Current Assets
   Cash and cash equivalents                                                $    276,789     $    633,468
   Prepaid expenses                                                              125,933           64,207
   Supplies                                                                       32,110           32,108
                                                                            ------------     ------------

                    Total Current Assets                                         434,832          729,783

Property and Equipment, Net                                                       80,075          101,371
Deposits                                                                          25,000           25,000
                                                                            ------------     ------------

                                                                            $    539,907     $    856,154
                                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                    $    300,990     $    475,102
                                                                            ------------     ------------

                    Total Current Liabilities                                    300,990          475,102
                                                                            ------------     ------------

Convertible notes, net - related party, $250,000 face value (see Note 5)              --               --
                                                                            ------------     ------------

                    Total Liabilities                                            300,990          475,102
                                                                            ------------     ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.0001 par value; 150,000,000 shares authorized at
     2006 and 2005; 91,454,873 issued and outstanding at 2006 and 2005             9,145            9,145
   Additional paid-in capital                                                 54,273,531       53,988,423
   Deficit accumulated in the development stage                              (54,043,759)     (53,616,516)
                                                                            ------------     ------------

                    Total Stockholders' Equity                                   238,917          381,052
                                                                            ------------     ------------

                                                                            $    539,907     $    856,154
                                                                            ============     ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                March 12, 2001
                                                Three Months Ended March 31,    (Inception) to
                                               -----------------------------       March 31,
                                                    2006             2005             2006
                                               ------------     ------------     ------------
Revenues                                       $         --     $         --     $         --
                                               ------------     ------------     ------------

Operating Expenses
   Research and development - related party              --               --       16,278,822
   Research and development                         164,027        1,086,664        9,123,776
   Share based compensation                          35,108               --           35,108
   Depreciation and amortization                      3,097            7,922          101,466
   General and administrative                       227,910          596,509        7,237,950
                                               ------------     ------------     ------------

                   Total Operating Expenses         430,142        1,691,095       32,777,122
                                               ------------     ------------     ------------

Loss From Operations                               (430,142)      (1,691,095)     (32,777,122)

Other (income) expense
     Investment (income) loss                        (2,899)         (10,898)        (213,095)
     Registration rights penalty                         --               --           83,000
                                               ------------     ------------     ------------

Loss before income tax benefit                     (427,243)      (1,680,197)     (32,647,027)

Income tax benefit                                       --               --          822,018
                                               ------------     ------------     ------------

Net Loss                                           (427,243)      (1,680,197)     (31,825,009)

Preferred Stock Dividends                                --               --      (22,218,750)
                                               ------------     ------------     ------------

Net Loss to Common Stockholders                $   (427,243)    $ (1,680,197)    $(54,043,759)
                                               ============     ============     ============

Basic and Diluted Loss per Common Share        $         --     $      (0.02)    $      (1.00)
                                               ============     ============     ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                       91,454,873       73,224,166       53,805,172
                                               ============     ============     ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended March 31,    March 12, 2001
                                                                         -----------------------------    (Inception) to
                                                                             2006             2005        March 31, 2006
                                                                         ------------     ------------     ------------
Cash Flows from Operating Activities
   Net loss                                                              $   (427,243)    $ (1,680,197)    $(31,825,009)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                            21,296           40,052        2,706,329
      Impairment of intangible asset                                               --               --        2,912,588
      Amortization of net premium paid on investments                              --               --           54,551
      Dividend income reinvested                                                   --               --         (199,323)
      Members' contributed salaries                                                --               --           12,986
      Research and development service fee netted against proceeds
       received from preferred stock issuance                                      --               --        5,015,000
      Operating expenses paid by related parties on behalf of company              --               --           17,587
       Amortization of deferred compensation                                   35,108               --          232,597
       Investor relation fees netted against subscription receivable               --               --           60,000
       Compensatory common stock                                                   --           65,000          275,000
       Assignment of call option                                                   --               --          376,508
       Loss on sale of available-for-sale securities and fixed asset               --               --          160,736
       retirement
   Changes in assets and liabilities
      Prepaid expenses                                                          5,216           (8,569)         (20,660)
      Interest receivable                                                          --           (1,032)              --
      Supplies                                                                     --            6,927          (32,108)
      Deposits                                                                     --               --          (25,000)
      Accounts payable and accrued expenses                                  (241,056)         286,860          175,588
                                                                         ------------     ------------     ------------

Net Cash Used in Operating Activities                                        (606,679)      (1,290,959)     (20,102,630)
                                                                         ------------     ------------     ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                      --               --      (13,858,181)
   Proceeds from sale of available-for-sale securities                             --               --       13,843,916
   Expenditures related to patent                                                  --           (4,113)         (98,496)
   Insurance proceeds from claim                                                   --               --            4,113
   Purchases of property and equipment                                             --           (2,453)        (570,584)
                                                                         ------------     ------------     ------------

Net Cash Used in Investing Activities                                              --           (6,566)        (679,232)
                                                                         ------------     ------------     ------------

Cash Flows from Financing Activities
   Proceeds from convertible debenture                                        250,000               --          250,000
   Repurchase of common stock                                                      --               --          (80,000)
   Collection of subscription receivable                                           --               --        1,290,000
   Proceeds from exercise of stock options                                         --               --           11,250
   Issuance of common stock, net of offering and transaction costs                 --               --        9,672,508
   Issuance of preferred stock                                                     --               --        9,932,496
   Private placement offering costs                                                --               --          (17,603)
                                                                         ------------     ------------     ------------

Net Cash Provided by Financing Activities                                     250,000               --       21,058,651
                                                                         ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (356,679)      (1,297,525)         276,789

Cash and Cash Equivalents, Beginning of Period                                633,468        2,312,401               --
                                                                         ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                 $    276,789     $  1,014,876     $    276,789
                                                                         ============     ============     ============

See the accompanying notes to condensed financial statements.

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

NOTE 2 - DESCRIPTION OF BUSINESS

Astralis, Ltd. (the "Company") is an emerging stage biotechnology company, based in New Jersey and incorporated under the laws of the State of Delaware, which primarily engages in research and development of treatments for immune system disorders and skin diseases. The Company is currently developing two products. Its primary product, Psoraxine(R), administered by intramuscular injection, is an innovative immunotherapuetic product under development for the treatment of psoriasis. The Company's second product is for the treatment of arthritis. The Company is engaged in on-going research of Psoraxine(R), and expects to recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R), and development of the technology underlying the Psoraxine(R), for the treatment of other indications, such as eczema, leishmaniasis and seborrheic dermatitis.

NOTE 3 - GOING CONCERN

The Company incurred net losses to common stockholders of $427,243 and $54,043,759 for the three-month period ended March 31, 2006 and for the period March 12, 2001 (date of inception) to March 31, 2006, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750.

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over a multiple number of years. The Company expects to continue clinical testing of Psoraxine in 2006 and beyond. The Company will need significant additional funds to complete all of the testing required by the FDA. Currently, the Company has no products approved for commercial sale and therefore no means to generate revenue.

On March 14, 2005, the Company issued a press release to disclose the results of its Phase II study for Psoraxine. The Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis indicated no statistical difference between the Company's product and a placebo. In the study, Psoraxine was found to be safe and well tolerated.

Based on an analysis of the data from its Phase II study the Company has developed a hypothesis to explain why the results differed from the long-term improvement of the more than 2,700 patients who were treated with Psoraxine in pre-clinical studies in Venezuela. The Company intends to reformulate the product and reproduce the clinical studies performed in Venezuela. The Company hopes to demonstrate an outcome that is more consistent with results from pre-clinical studies.

The Company raised an additional $250,000 through a private placement in March of 2006. These funds, in addition to its cash on hand at that time are sufficient to meet the Company's needs for operating and capital expenditures through mid-June 2006. The Company will need to raise significant additional funds from outside sources immediately and in future years in order to complete existing and future phases of FDA required testing and continue operations.

Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for the remainder of 2006, including the cost to continue clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. The Company will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

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

NOTE 4 - STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $35,108 of compensation cost related to non-qualified stock options recognized in operating results for the three months ended March 31, 2006. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of Astralis, Ltd. are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: "Share-based Payment," to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R:

                                                      Three Months Ended
                                                        March 31, 2006
                                                      -------------------
       Expected volatility                            108.00 % - 128.00 %
       Expected annual dividend yield                              0.00 %
       Risk free rate of return                                    4.45 %
       Expected option term (years)                                5.00

If the Company had accounted for share based compensation in accordance with SFAS No. 123R for the three months ended March 31, 2005, then $168,930 would have been recorded as share based compensation expense. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation," to stock-based compensation in the first quarter of 2005.

                                                                   Three Months
                                                                       Ended
                                                                  March 31, 2005
                                                                  --------------
                                                                    (Unaudited)

Net loss to common stockholders, as reported                       $ (1,680,197)

Add: Stock-based employee/director compensation included in
    reported net loss                                                        --
Deduct: Total stock-based employee/director compensation expense
    under the fair value based method for all awards, net of tax       (168,930)
                                                                   ------------

Pro forma net loss                                                 $ (1,849,127)
                                                                   ============

    Loss per share basic and diluted - as reported                 $      (0.02)
    Loss per share basic and diluted - pro forma                   $      (0.03)

Shares used in basic and diluted loss per share amounts              73,224,166
                                                                   ============

At March 31, 2006, there was $245,043 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 8.00 years. The total fair value of options vested during the three months ended March 31, 2006 was approximately $4,353.

The effect of applying SFAS No. 123R in the first quarter of 2006 was an additional $35,108 of compensation expense was recorded which increased the net loss by a corresponding amount and had no effect on earnings per share.

Other than stock options covered by the Stock Incentive Plan, the Company has no outstanding options to purchase shares of its common stock.

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

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

The Company may at any time and from time to time, on 45 day's written notice to Blue Cedar, redeem all or any part of the principal balance of this Note at a price equal to (i) the "Interest Amount," determined pursuant to the note, of the principal amount of the Notes to be prepaid, plus (ii) the principal amount of Notes to be prepaid. The Interest Amount shall be equal to: (a) if such prepayment occurs on or prior to the first anniversary of the date of the note, six percent (6%) of the principal amount thereof; (b) if such prepayment occurs after the first anniversary date and prior to the second anniversary date, twelve percent (12%) of the aggregate principal amount thereof; and (c) if such prepayment occurs after the second anniversary date, eighteen percent (18%) of the aggregate principal price thereof.

Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has recorded a discount to the convertible note in the amount of $250,000 based on the relative fair value of the debt and warrants in addition to the beneficial conversion feature (the conversion price into common shares being less than the market price of common shares on the date the loan was issued). The discount will be amortized as interest expense over the life of the note.

For a period ending four years from March 31, 2006, Blue Cedar shall have the right to cause the Company to register the shares of Common Stock issuable upon conversion or exercise of the Notes or Warrants under the Act, as amended, at the Company's expense (exclusive of underwriting discounts and commissions and fees of counsel to such Subscribers), subject to certain restrictions.

Also during the same period set forth above, Blue Cedar shall have the right, to participate on a "piggyback basis" in a registration by the Company under the Act, subject to certain restrictions, including underwriter hold-backs.

The Company evaluated its convertible debt instruments for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock" and EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19. The Company determined its convertible debt was deemed "conventional" and therefore not subject to derivative accounting.

NOTE 6 - CAPITAL STOCK ACTIVITY

On January 27, 2006, the Company issued 182,000 options to a former Chief Executive Officer ("CEO"). The options were issued with an exercise price equal to the market price on the date of issuance ($0.03 on January 27, 2006) and with a term of 5 years and vested immediately. Additionally, on January 27, 2007 an additional 182,000 options will become vested exercisable at the market price on that date for a term of 5 years. The options were issued pursuant to a Separation Agreement and General Release, by and between the Company and former CEO, which was signed on January 25, 2006.

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 53,769,022 and 16,847,891 at March 31, 2006 and 2005, respectively.

NOTE 8 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In March 2006, the Company financed $66,944 of certain insurance premiums by entering into a short-term note payable. The notes mature on September 10, 2006 and have an interest rate of 7.75% per annum. As of March 31, 2006, these notes had an outstanding balance of $48,456.

NOTE 9 - SUBSEQUENT EVENTS

On May 5, 2006, the Company received the resignation of Fabien Pictet as a member of the Board of Directors. Mr. Pictet's resignation was effective as of May 4, 2006.

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

      Based on our current plans we believe that we have sufficient funds to meet our operating needs through approximately mid-June 2006. We will be able to continue our operations beyond mid-June 2006 only if we can raise additional capital immediately. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital.

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

      Departure of Directors and Principal Officer

      On December 11, 2005, Steven Fulda, a member of the Board of Directors and Audit Committee of the Company, announced his resignation from the Board and Audit Committee, effective December 30, 2005. Mr. Fulda's announcement did not reference a disagreement with the Company on any matter relating to the Company's operations. In addition, on May 5, 2006 Fabien Pictet resigned as a member of the Board of Directors of the Company. Mr. Pictet's effective date of resignation was May 4, 2006. Mr. Pictet's resignation did not reference a disagreement with the Company on any matter relating to the Company's operations.

      Additionally, on January 25, 2006, James Sharpe resigned as a member of the Board of Directors, Chief Executive Officer and President of the Company, pursuant to a Separation Agreement and General Release, by and between the Company and Mr. Sharpe ("Separation Agreement"). Mr. Sharpe, whose resignation was effective as of December 31, 2005, did not resign due to a disagreement with the Company on any matter relating to the Company's operations. Michael Garone, the Company's Chief Financial Officer, currently is serving as the Company's interim President until the Company's Board of Directors elects a new Chief Executive Officer and President to replace Mr. Sharpe.

      Proposed Amendment to the Certificate of Incorporation

      The Board of Directors has approved an amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will be authorized to issue an additional 200,000,000 shares of Common Stock. The Amendment will be subject to the approval of the stockholders of the Company to be sought at a Special Meeting to be held during the second quarter of 2006.

                                Plan of Operation

Three months ended March 31, 2006 compared to three months ended March 31, 2005.

For three months ended March 31, 2006:

      For the three months ended March 31, 2006, we had no revenue from operations and incurred operating expenses of $430,142 which consisted primarily of:

      o Research and development costs of $164,027 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $227,910 , including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended March 31, 2006, we incurred a net loss of $427,243.

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

      o General and administrative costs of $596,509, including professional fees, rents, salaries for management and our general corporate expenditures.

      o As a result, during the three months ended March 31, 2005, we incurred a net loss of $1,680,197.

Comparison

      Our research and development expenses declined from $1,086,664 during the three months ended March 31, 2005 to $164,027 during the three months ended March 31, 2006, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005.

      By comparison to the three months ended March 31, 2005, our general and administrative costs for the three months ended March 31, 2006 decreased by $368,599 primarily due to management's cost control initiatives and downsizing.

      Losses of $427,243 for the three months ended March 31, 2006 were $1,252,954 less than losses for the three months ended March 31, 2005, reflecting the completion of the Psoraxine(R) clinical trial and management's cost control initiatives implemented during 2006.

The Next Twelve Months

      At March 31, 2006 we had cash balances of $276,789, and accounts payable of $107,810 which we estimate will last us through approximately mid-June 2006 and no marketable securities. If we do not obtain additional funds before June 15, 2006, we will have to cease operations. To the extent that we raise additional funds, based on our current operating plan and subject to raising more capital as discussed below, we anticipate conducting the following activities and using our cash over the course of the next twelve months as follows:

      o Our primary focus is to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. Accordingly, we analyzed the data and developed a hypothesis that may explain why we received these unexpected results. In this regard, we are implementing cost containment measures; realigning development activities to focus on such things as formulation, manufacturing, analytical protocols and potency; and we are testing the hypothesis to explain unexpected results and determine the best course for future development. We remain committed to Psoraxine(R) and its future development, and hope to see it return to Phase II clinical trials in 2006.

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

      o In connection with the August 2005 Blue Cedar private placement, because a registration statement covering the resale of the Blue Cedar shares was not filed or effective by December 31, 2005, we are required to pay liquidated damages payments of $10,000 per month, commencing in January 2006 being 0.5% of the aggregate purchase price plus 10% annum interest until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

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

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our interim Chief Executive Officer, interim president and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms for the following reasons:

      As a result of the audit of our 2005 financial statements and the review of our 2006 quarterly financial statements by our independent auditors we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

1. Our independent auditors identified certain errors in the 2005 financial statements that were not initially identified by the Company's internal control over financial reporting. The aggregate amount of these errors was material to our financial statements and therefore represent a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

2. In connection with their review of our 2006 quarterly financial statements our independent auditors identified certain errors and departures from generally accepted accounting principles in the financial statements that were not initially identified by the Company's internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

3. The Company did not file its 2005 Form 10KSB - Annual Report within the time prescribed by regulations of the Securities and Exchange Commission.

(b) Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to the Company's business. If any of the following risks actually occur, the business, financial condition or results of operations of the Company could be materially adversely affected. As a result, the market price of shares of the Company's common stock could decline significantly

      We will need to obtain additional funds immediately to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      As of May 15, 2006, we have $128,444 in available cash and accounts payable of $75,803. Based on our current plans, we believe that we have sufficient funds to meet our operating expenses and capital requirements through approximately mid-June 2006. We will need to raise additional funds immediately to continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds immediately we will have to cease operations. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital. If we are able to identify funds immediately, but not additional funds thereafter, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $54,043,759 as of March 31, 2006 which has increased to date. The cumulative net loss through March 31, 2006 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      Psoraxine(R) may never be approved by the FDA because the results of our Phase II study failed to meet its primary study endpoint.

      We have focused our development efforts to date on conducting clinical trials for an immuno-stimulatory drug, Psoraxine(R), for the treatment of psoriasis. We recently conducted a randomized, double-blinded, placebo-controlled clinical study involving 120 patients with moderate to severe psoriasis who received six (6) intramuscular injections of Psoraxine(R). The primary endpoint of the study was a specified level of improvement of symptoms measured in accordance with the Psoriasis Area and Severity Index, or PASI, which is a measurement scale that ranks the severity of symptoms of patients suffering from psoriasis. Our initial analysis of the preliminary data showed no statistically significant improvement of those Phase II study patients who received six injections of Psoraxine(R) for a twelve week treatment period compared to patients taking a placebo.

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

      On January 25, 2006, we accepted the resignation James Sharpe, effective as of December 31, 2005 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. Michael Garone, our Chief Financial Officer, currently serves as the interim Chief Executive Officer and interim President. Mr. Sharpe is our third Chief Executive Officer and President to resign in an 18 month period. Our ability to implement our business strategy may be adversely affected if we continue to experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization. Additionally there have been changes to the composition of our Board of Directors. On May 5, 2006 The Company received the resignation of Fabien Pictet as a member of the Board of Directors. Mr. Pictet's resignation was effective as of May 4, 2006. Further, in December 2005, Steven Fulda resigned as a member of the Audit Committee and member of the Board of Directors. As a result of Mr. Fulda's resignation, we only have one member of the Audit Committee. Moreover, our Audit Committee does not contain a member that qualifies as a financial "expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act.

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

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until May 15, 2006, the range of our stock price has been between $0.02 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 145,223,895 shares of common stock outstanding. Of the outstanding shares, up to 73,173,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock. In addition we will be obligated to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Certain existing stockholders have the right to include their securities in such registration statement.

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

                                    PART II.

                                OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with this private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's common stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of common stock. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act.

Item 6. Exhibits

Exhibit Number                                                      Description

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

                                      ASTRALIS LTD.
                                      (Registrant)


Dated: May 22, 2006                   By: /s/ Michael Garone
                                          --------------------------------------
                                      Michael Garone
                                      Interim Chief Executive Officer & Chief
                                      Financial Officer (Principal Executive
                                      Officer; Principal Financial and
                                      Accounting Officer, Authorized Signatory
                                      on behalf of Registrant)