Form 10QSB
period 2006-06-30
ASTRALIS LTD
filed 2006-08-21
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.

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

      Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of August 18, 2006.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2006

Part I        Financial Information............................................1
       Item 1 Financial Statements
              Condensed Balance Sheets.........................................1
              Condensed Statements of Operations (unaudited)...................2
              Condensed Statements of Cash Flows (unaudited)...................3
              Notes to Condensed Financial Statements (unaudited)..............4
       Item 2 Management's Discussion and Analysis or Plan of Operation........9
       Item 3 Controls and Procedures.........................................11
              Risk Factors....................................................12
Part II       Other Information...............................................18
       Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.....18
       Item 6 Exhibits........................................................19

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                      ASSETS
                                                                                      June 30,           December 31
                                                                                       2006                 2005
                                                                                   ------------         ------------
Current Assets
   Cash and cash equivalents                                                       $     55,637         $    633,468
   Prepaid expenses                                                                      85,031               64,207
   Supplies                                                                              32,110               32,108
                                                                                   ------------         ------------

Total Current Assets                                                                    172,778              729,783

Property and Equipment, Net                                                              61,426              101,371
Deposits                                                                                 25,000               25,000
                                                                                   ------------         ------------

                                                                                   $    259,204         $    856,154
                                                                                   ============         ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                           $    273,486         $    475,102
                                                                                   ------------         ------------

Total Current Liabilities                                                               273,486              475,102
                                                                                   ------------         ------------

Convertible notes, net - related party, $350,000 face value (see Note 5)                 13,802                   --
                                                                                   ------------         ------------

Total Liabilities                                                                       287,288              475,102
                                                                                   ------------         ------------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.0001 par value; 150,000,000 shares
     authorized at 2006 and 2005; 91,454,873 and 73,173,055 issued
     and outstanding at 2006 and 2005                                                     9,145                9,145
   Additional paid-in capital                                                        54,410,299           53,988,423
   Deficit accumulated in the development stage                                     (54,447,528)         (53.616,516)
                                                                                   ------------         ------------

Total Stockholders' Equity                                                              (28,084)             381,052
                                                                                   ------------         ------------

                                                                                   $    259,204         $    856,154
                                                                                   ============         ============

          See the accompanying notes to condensed financial statements

================================================================================

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended June 30,          Six Months Ended June 30,       March 12, 2001
                                               ------------------------------      ------------------------------     (Inception) to
                                                   2006              2005              2006              2005          June 30, 2006
                                               ------------      ------------      ------------      ------------      ------------
Revenues                                       $         --      $         --      $         --      $         --      $         --
                                               ------------      ------------      ------------      ------------      ------------

Operating Expenses
  Research and development -                             --                --                --                --        16,278,822
   related party
   Research and development                         125,723           507,708           289,750         1,594,372         9,249,499
   Share based compensation                          36,768                --            71,876                --            71,876
   Depreciation and amortization                      2,716             6,724             5,813            14,646           104,182
   General and administrative                       238,845           365,288           466,755           961,797         7,476,795
                                               ------------      ------------      ------------      ------------      ------------

Total Operating Expenses                            405,217           879,720           835,359         2,570,815        33,182,339
                                               ------------      ------------      ------------      ------------      ------------

Loss From Operations                               (405,217)         (879,720)         (835,359)       (2,570,815)      (33,182,339)

Other (income) expense
    Investment income                                (1,448)           (4,972)           (4,347)          (15,870)         (214,543)
    Registration rights penalty                          --                --                --                --            83,000
                                               ------------      ------------      ------------      ------------      ------------

Loss Before Income Tax Benefit                     (403,769)         (874,748)         (831,012)       (2,554,945)      (33,050,796)

Income Tax Benefit                                       --                --                --                --           822,018
                                               ------------      ------------      ------------      ------------      ------------

Net Loss                                           (403,769)         (874,748)         (831,012)       (2,554,945)      (32,228,778)

Preferred Stock Dividends                                --                --                --                --       (22,218,750)
                                               ------------      ------------      ------------      ------------      ------------

Net Loss to Common Stockholders                $   (403,769)     $   (874,748)     $   (831,012)     $ (2,554,945)     $(54,447,528)
                                               ============      ============      ============      ============      ============

Basic and Diluted Loss per Common
Share                                          $      (0.00)     $      (0.01)     $      (0.01)     $      (0.03)
                                               ============      ============      ============      ============

Basic and Diluted Weighted
Average Common Shares
Common Shares Outstanding                        91,454,873        73,273,055        91,454,873        73,248,746
                                               ============      ============      ============      ============

          See the accompanying notes to condensed financial statements.

================================================================================

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                                     March 12, 2001
                                                                                     Six Months Ended                (Inception) to
                                                                            June 30, 2006        June 30, 2005        June 30, 2006
                                                                           --------------       --------------       --------------
Net Cash Used in Operating Activities                                            (927,831)          (1,822,026)         (20,423,782)

Cash Flows from Investing Activities
    Purchases of available-for-sale securities                                         --                   --          (13,858,181)
    Proceeds from sale of available-for-sale securities                                --                   --           13,843,916
    Expenditures related to patent                                                     --               (4,113)             (98,496)
    Insurance proceeds from fixed asset retirement                                     --                   --                4,113
    Purchases of property and equipment                                                --               (2,453)            (570,584)
                                                                           --------------       --------------       --------------

Net Cash Used in Investing Activities                                                  --               (6,566)            (679,232)

Cash Flows from Financing Activities
    Proceeds from convertible debenture                                           350,000                   --              350,000
    Repurchase of common stock                                                         --                   --              (80,000)
    Proceeds from stock subscription receivable                                        --                   --            1,290,000
    Proceeds from exercise of stock options                                            --                   --               11,250
    Issuance of common stock, net of offering and transaction costs                    --                   --            9,672,508
    Issuance of preferred stock                                                        --                   --            9,932,496
    Private placement offering costs                                                   --                   --              (17,603)
                                                                           --------------       --------------       --------------

Net Cash Provided by Financing Activities                                         350,000                   --           21,158,651

Net Increase in Cash and Cash Equivalents                                        (577,831)          (1,828,592)              55,637

Cash and Cash Equivalents, Beginning of Period                                    633,468            2,312,401                   --

Cash and Cash Equivalents, End of Period                                   $       55,637       $      483,809       $       55,637
                                                                           ==============       ==============       ==============

          See the accompanying notes to condensed financial statements.

================================================================================

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Astralis, Ltd. ("Astralis"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Astralis believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Astralis' 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006. For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

NOTE 2 - DESCRIPTION OF BUSINESS

Astralis is an emerging stage biotechnology company, based in New Jersey and incorporated under the laws of the State of Delaware, which primarily engages in research and development of treatments for immune system disorders and skin diseases. Astralis is currently developing two products. Its primary product, Psoraxine(R), administered by intramuscular injection, is an innovative immunotherapuetic product under development for the treatment of psoriasis. Astralis' second product is for the treatment of arthritis. Astralis is engaged in on-going research of Psoraxine(R), and expects to recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R), and development of the technology underlying the Psoraxine(R), for the treatment of other indications, such as eczema, leishmaniasis and seborrheic dermatitis.

NOTE 3 - GOING CONCERN

Astralis incurred net losses to common stockholders of $831,012 and $54,447,528 for the six-month period ended June 30, 2006 and for the period March 12, 2001 (date of inception) to June 30, 2006, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750.

Pharmaceutical products must undergo an extensive process, including testing in compliance with U.S. Food and Drug Administration ("FDA") regulations, before they can be commercially sold and distributed in the United States. FDA testing occurs in various phases over a multiple number of years. Astralis expects to continue clinical testing of Psoraxine in 2006 and beyond. Astralis will need significant additional funds to complete all of the testing required by the FDA. Currently, Astralis has no products approved for commercial sale and therefore no means to generate revenue.

On March 14, 2005, Astralis issued a press release to disclose the results of its Phase II study for Psoraxine. The Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis indicated no statistical difference between Astralis' product and a placebo. In the study, Psoraxine was found to be safe and well tolerated.

Based on an analysis of the data from its Phase II study Astralis has developed a hypothesis to explain why the results differed from the long-term improvement of the more than 2,700 patients who were treated with Psoraxine in pre-clinical studies in Venezuela. Astralis intends to reformulate the product and reproduce the clinical studies performed in Venezuela. Astralis hopes to demonstrate an outcome that is more consistent with results from pre-clinical studies.

Astralis raised $250,000 through a private placement in March of 2006 and an additional $100,000 in June of 2006. These funds have been completely expended and Astralis does not have sufficient funds to maintain operations. The Board of Directors is considering immediately strategic alternatives for Astralis, including the immediate cessation of operations. Astralis will need to raise significant additional funds from outside sources immediately to maintain its operations and in future periods in order to complete existing and future phases of FDA required testing. Astralis has identified no source of capital and does not know if it will be able to do so.

Consequently, the aforementioned items raise substantial doubt about Astralis' ability to continue as a going concern. Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance Astralis' currently anticipated needs for operating and capital expenditures for the remainder of 2006, including the cost to continue clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. Astralis will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

================================================================================

Astralis' ability to continue as a going concern is dependent upon it raising capital immediately through debt and/or equity financing. There can be no assurance that Astralis will successfully raise the required future financing on terms desirable to Astralis or that the FDA will approve Psoraxine for use in the United States. If Astralis does not obtain the needed funds, it will be required to cease operations. Astralis is actively seeking sources of financing. Astralis has implemented further dramatic cost reduction measures to extend the availability of its capital and has been operating with minimal resources. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

There was $36,768 and $71,876 of compensation cost related to non-qualified stock options recognized in operating results for the three and six months ended June 30, 2006, respectively. Since Astralis has generated losses from its inception, no associated future income tax benefit was recognized for the three or six months ended June 30, 2006.

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

                                                            Three Months Ended
                                                               June 30, 2006
                                                             -----------------
Expected volatility                                          108.00 % - 128.00%
Expected annual dividend yield                                            0.00%
Risk free rate of return                                                  4.45%
Expected option term (years)                                              5.00

If Astralis had accounted for share based compensation in accordance with SFAS No. 123R for the six and three months ended June 30, 2005, then $323,756 and $154,826 would have been recorded as share based compensation expense, respectively. The following table illustrates the effect on net loss and earnings per share if Astralis had applied the fair value recognition provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation," to stock-based compensation in the first quarter of 2005.

================================================================================

                                                                Three Months          Six Months
                                                                   Ended                 Ended
                                                                  June 30,             June 30,
                                                                    2005                 2005
                                                               -----------------------------------
                                                                (Unaudited)           (Unaudited)
Net loss to common stockholders, as reported                   $    (874,748)       $  (2,554,945)

Add: Stock-based employee/ director compensation
   included in reported net loss                                          --                   --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                                (154,826)            (323,756)
                                                               -------------        --------------

Pro forma net loss                                                (1,029,574)       $  (2,878,701)
                                                               =============        ==============

  Loss per share basic and diluted - as reported               $       (0.01)       $       (0.03)
  Loss per share basic and diluted - pro forma                 $       (0.01)       $       (0.04)

Shares used in basic and diluted loss per share amounts           73,273,055           73,248,746
                                                               =============        =============

At June 30, 2006, there was $208,275 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 7.71 years. The total fair value of options vested during the six and three months ended June 30, 2006 was approximately $29,527 and $25,174, respectively.

Other than stock options covered by the Stock Incentive Plan, Astralis has no outstanding options to purchase shares of its common stock.

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

On June 15, 2006, Astralis issued to Mr. Manuel Tarabay ("Tarabay"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $100,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (June 15, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 1,333,333 shares of common stock at an exercise price of $0.1125 per share. The warrants expire five years from the date of issuance.

Astralis may at any time and from time to time, on 45 day's written notice to Tarabay, redeem all or any part of the principal balance of these notes at a price equal to (i) the "Interest Amount," determined pursuant to the note, of the principal amount of the notes to be prepaid, plus (ii) the principal amount of the note to be prepaid. The Interest Amount shall be equal to: (a) if such prepayment occurs on or prior to the first anniversary of the date of the note, six percent (6%) of the principal amount thereof; (b) if such prepayment occurs after the first anniversary date and prior to the second anniversary date, twelve percent (12%) of the aggregate principal amount thereof; and (c) if such prepayment occurs after the second anniversary date, eighteen percent (18%) of the aggregate principal price thereof.

On March 31, 2006, Astralis issued to Blue Cedar Limited ("Blue Cedar"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of Astralis' common stock at $0.09 per share at any time prior to the redemption date (March 31, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 2,777,778 shares of common stock at an exercise price of $0.135 per share. The warrants expire five years from the date of issuance.

Astralis may at any time and from time to time, on 45 day's written notice to Blue Cedar, redeem all or any part of the principal balance of these notes at a price equal to (i) the "Interest Amount," determined pursuant to the note, of the principal amount of the notes to be prepaid, plus (ii) the principal amount of the note to be prepaid. The Interest Amount shall be equal to: (a) if such prepayment occurs on or prior to the first anniversary of the date of the note, six percent (6%) of the principal amount thereof; (b) if such prepayment occurs after the first anniversary date and prior to the second anniversary date, twelve percent (12%) of the aggregate principal amount thereof; and (c) if such prepayment occurs after the second anniversary date, eighteen percent (18%) of the aggregate principal price thereof.

================================================================================

Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", Astralis has recorded a discount to the convertible notes in the amount of $350,000 based on the relative fair value of the debt and warrants in addition to the beneficial conversion feature (the conversion price into common shares being less than the market price of common shares on the date the loan was issued). The discount will be amortized as interest expense over the life of the note.

For a period ending four years from the date of issuance, Blue Cedar and Tarabay shall have the right to cause Astralis to register the shares of Common Stock issuable upon conversion or exercise of the notes or warrants under the Act, as amended, at Astralis' expense (exclusive of underwriting discounts and commissions and fees of counsel to such Subscribers), subject to certain restrictions.

Also during the same period set forth above, Blue Cedar and Tarabay shall have the right, to participate on a "piggyback basis" in a registration by Astralis under the Act, subject to certain restrictions, including underwriter hold-backs.

Astralis evaluated its convertible debt instruments for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock" and EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19. Astralis determined its convertible debt was deemed "conventional" and therefore not subject to derivative accounting.

NOTE 6 - CAPITAL STOCK ACTIVITY

On January 27, 2006, Astralis issued options to purchase 182,000 shares of common stock to a former Chief Executive Officer ("CEO"). The options were issued with an exercise price equal to the market price on the date of issuance ($0.03 on January 27, 2006) and with a term of 5 years and vested immediately. Additionally, on January 27, 2007 an additional 182,000 options will become vested exercisable at the market price on that date for a term of 5 years. The options were issued pursuant to a Separation Agreement and General Release, by and between Astralis and former CEO, which was signed on January 25, 2006.

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 55,102,355 and 16,847,891 at June 30, 2006 and 2005, respectively.

================================================================================

NOTE 8 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In March and April of 2006, Astralis financed $92,079 of certain insurance premiums by entering into a short-term note payable. The notes mature within one year and have interest rates between 7.75% and 8.75% per annum. As of June 30, 2006, these note had an outstanding balance of $47,625.

NOTE 9 - SUBSEQUENT EVENTS

On July 16, 2006, Astralis received the resignation of Michael Ashton, a member of the Board of Directors of Astralis. Mr. Ashton's resignation was effective as of July 16, 2006. Since June 30, 2006 until the filing date of this report Astralis has raised an additional $44,980 through the issuance of convertible debentures.

================================================================================

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

      Currently, if we can identify additional sources of capital, we will engage in the following activities to further our development efforts of our initial product candidate:

      o     Ongoing research and development of Psoraxine(R);

      o Recommencing clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Developing technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as arthritis, eczema, seborrheic dermatitis and leishmaniasis.

      Astralis was originally incorporated under the laws of the State of Colorado in 1999 under the name Hercules Development Group, Inc. We subsequently changed our name to Astralis Pharmaceuticals Ltd. and, in November 2001, reincorporated under the laws of the State of Delaware under our present name. Our main office is located at 75 Passaic Avenue, Fairfield, New Jersey 07004.

      As of the date of this filing, Astralis' liabilities exceed its cash. Because of its lack of capital, it is engaged in virtually no activities with respect to any research and development. If Astralis does not acquire additional cash within days, it will be forced to cease operations.

Recent Developments

      August 2006 Private Placement

      Astralis is currently engaged in a private placement whereby it has received proceeds of $44,980 as of August 21, 2006. The private placement is expected to be completed by August 31, 2006. In connection with this private placement, Astralis has issued to Lipworth Capital and SkyePharma, PLC, each an accredited investor and current stockholder of Astralis, (i) convertible

================================================================================
promissory notes in the principal amount in aggregate of $44,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 21, 2009), interest will be charged on the note at 6% per annum and (ii) warrants to purchase 1,933,066 shares of common stock at an exercise price of $0.1125 per share. The warrants expire five years from the date of issuance. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act.

      No assurance can be given that any additional funds will be invested by any parties. If Astralis does not receive any addition funds immediately it will be required to cease operations. If it ceases operations, shares of common stock of Astralis will be virtually without value.

      Departure of Directors and Principal Officer

      On July 16, 2006, Michael Ashton, a member of the Board of Directors of Astralis and one of SkyePharma's two representatitves on the Board, announced his resignation from the Board, effective July 17, 2005. Mr. Ashton recently retired from the Board of SkyePharma, PLC and consequently resigned from the Board of Astralis, LTD. Mr. Ashton's announcement did not reference a disagreement with Astralis on any matter relating to Astralis' operations.

      Proposed Amendment to the Certificate of Incorporation

      The Board of Directors has approved an amendment to the Certificate of Incorporation of Astralis, pursuant to which Astralis will be authorized to issue an additional 200,000,000 shares of Common Stock. The Amendment will be subject to the approval of the stockholders of Astralis to be sought at a Special Meeting to be held during the third quarter of 2006.

                                Plan of Operation

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

For the three months ended June 30, 2006:

      For the three months ended June 30, 2006, we had no revenue from operations and incurred operating expenses of $405,217 which consisted primarily of:

      o Research and development costs of $125,723 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $238,845, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended June 30, 2006, we incurred a net loss of $403,769.

For the three months ended June 30, 2005:

For the three months ended June 30, 2005, we had no revenue from operations and incurred operating expenses of $879,720 which consisted primarily of:

      o Research and development costs of $507,708, including evaluation of clinical trial results, reformation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $365,288, including professional fees, rents, salaries for management and our general corporate expenditures.

      o As a result, during the three months ended June 30, 2005, we incurred a net loss of $874,758.

Comparison

      Our research and development expenses declined from $507,708 during the three months ended June 30, 2005 to $125,723 during the three months ended June 30, 2006, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005.

================================================================================

      By comparison to the three months ended June 30, 2005, our general and administrative costs for the three months ended June 30, 2006 decreased by $126,443 primarily due to management's cost control initiatives and downsizing.

      Losses of $403,769 for the three months ended June 30, 2006 were $470,979less than losses for the three months ended June 30, 2005, reflecting the completion of the Psoraxine(R) clinical trial and management's cost control initiatives implemented during 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

For the six months ended June 30, 2006:

      For the six months ended June 30, 2006, we had no revenue from operations and incurred operating expenses of $835,359 which consisted primarily of:

      o Research and development costs of $289,750 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $466,755, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the six months ended June 30, 2006, we incurred a net loss of $831,012.

For the six months ended June 30, 2005:

      For the six months ended June 30, 2005, we had no revenue from operations and incurred operating expenses of $2,570,815 which consisted primarily of:

      o Research and development costs of $1,594,372, including evaluation of clinical trial results, reformation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $961,797, including professional fees, rents, salaries for management and our general corporate expenditures.

      o As a result, during the six months ended June 30, 2005, we incurred a net loss of $2,554,945.

Comparison

      Our research and development expenses declined from $1,594,372 during the six months ended June 30, 2005 to $289,750 during the six months ended June 30, 2006, primarily due to the completion of the clinical trial of Psoraxine(R) during the first quarter of 2005.

      By comparison to the six months ended June 30, 2005, our general and administrative costs for the six months ended June 30, 2006 decreased by $495,042 primarily due to management's cost control initiatives and downsizing.

      Losses of $831,012 for the six months ended June 30, 2006 were $1,723,933 less than losses for the six months ended June 30, 2005, reflecting the completion of the Psoraxine(R) clinical trial and management's cost control initiatives implemented during 2006.

The Next Twelve Months

      At June 30, 2006 we had cash balances of $55,637, and accounts payable of $273,486. As of the date of this filing Astralis' liabilities exceed its cash. If Astralis does not acquire additional cash within days it will be forced to cease operations. If Astralis identifies significant capital, which does not seem likely, it would continue to operate as follows:

      o Our primary focus would be to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, Astralis announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. Accordingly,

================================================================================
            we analyzed the data and developed a hypothesis that may explain why we received these unexpected results. In this regard, we have implemented dramatic cost containment measures; realigning development activities to focus on such things as formulation, manufacturing, analytical protocols and potency; and we tested the hypothesis to explain unexpected results and determine the best course for future development.

      o We would to implement our business plan and facilitate the operations of our company. The business plan would be implemented in phases: during the first phase we expect to test the hypothesis developed recently to assess causes for unexpected results in the Phase II trial. During the second phase, test results will be used to design and begin a new Phase II trial. We expect that we would be required to incur expenses of approximately $2,250,000 to third parties in connection with continuing development of Psoraxine(R).

      o We would spend approximately $550,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o We would expend approximately $700,000 for our general administrative and working capital requirements.

      o In connection with last year's August 2005 private placement of securities to Blue Cedar, because a registration statement covering the resale of the Blue Cedar shares was not filed or effective by December 31, 2005, we are required to pay liquidated damages payments of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% annum interest until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

      o We will need to raise additional funds immediately to continue our operations for the period following the second quarter of 2006 and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we will likely be required to cease operations.

If Astralis is unable to identify several million dollars, although it will not cease operations, it will be unable to pursue any significant drug development activities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to Astralis' business. If any of the following risks actually occur, the business, financial condition or results of operations of Astralis could be materially adversely affected. As a result, the market price of shares of Astralis' common stock could decline significantly

================================================================================

      We are insolvent; we will need to obtain additional funds immediately to support our operating expenses.

      As of August 18, 2006, we have $9,390 in available cash and accounts payable of approximately $293,486. Based on our current plans, we believe that we do not have sufficient funds to meet our operating expenses and capital requirements beyond the date of this filing. We will need to raise additional funds immediately to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds immediately we will have to cease operations. We are actively seeking sources of financing. If Astralis ceases operations, its shares of common stock will have virtually no value.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $54,447,528 as of June 30, 2006 which has increased to date. The cumulative net loss through June 30, 2006 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

================================================================================

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

      On January 25, 2006, we accepted the resignation James Sharpe, effective as of December 31, 2005 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. Michael Garone, our Chief Financial Officer, currently serves as the interim Chief Executive Officer and interim President. Mr. Sharpe is our third Chief Executive Officer and President to resign in an 18 month period. Our ability to implement our business strategy may be adversely affected if we continue to experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization. Additionally there have been changes to the composition of our Board of Directors. On July 16, 2006, Astralis received the resignation of Michael Ashton as a member of the Board of Directors. Mr. Ashton's resignation was effective as of July 17, 2006. Additionally, on May 5, 2006, Astralis received the resignation of Fabien Pictet as a member of the Board of Directors. Mr. Pictet's resignation was effective as of May 4, 2006. Further, in December 2005, Steven Fulda resigned as a member of the Audit Committee and member of the Board of Directors. As a result of Mr. Fulda's resignation, we only have one member of the Audit Committee. Moreover, our Audit Committee does not contain a member that qualifies as a financial "expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act.

      One of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

      SkyePharma owns approximately 39.7% of our outstanding common stock. As a result, SkyePharma may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of SkyePharma may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in our control might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

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

================================================================================

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

      The patent positions of biotechnology companies, including our patent positions, involve complex legal and factual questions and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be

================================================================================
challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that we cover our proprietary technologies with valid and enforceable patents or we effectively maintain such proprietary technologies as trade secrets. We will apply for patents covering both our technologies and product candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion, or at all, and in any event, the applications we do file may be challenged and may not result in issued patents. Any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If we encounter challenges to the use or validity of any of our patents, resulting in litigation or administrative proceedings, we would incur substantial costs and the diversion of management in defending the patent. In addition, we do not control the patent prosecution of technology that we license from others. Accordingly, we cannot exercise the same degree of control over this intellectual property as we would over technology we own.

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

      We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of Psoraxine(R) results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. Although we currently maintain clinical liability insurance coverage, it may not sufficiently cover any claims made against us and may not be available in the future on acceptable terms, if at all. Any claims against us,

================================================================================
regardless of their merit, could strain our financial resources in addition to consuming the time and attention of our management. Law suits for any injuries caused by our products may result in liabilities that exceed our total assets.

      Some of our existing stockholders can exert control over us and many not make decisions that further the best interests of all stockholders.

      Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 78% of our outstanding common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a merger or acquisition resulting in a change in control of us and might affect the market price of our common stock, even when such a change in control may be in the best interest of all stockholders.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until August 15, 2006, the range of our stock price has been between $0.02 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 150,105,362 shares of common stock outstanding. Of the outstanding shares, up to 73,172,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock. In addition we will be obligated to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Certain existing stockholders have the right to include their securities in such registration statement.

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

================================================================================

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On June 15, 2006, Astralis issued to Mr. Manuel Tarabay, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $100,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (June 15, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 1,333,333 shares of common stock at an exercise price of $0.1125 per share. The warrants expire five years from the date of issuance. Astralis received proceeds of 100,000 in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act.

      Astralis is currently engaged in a private placement whereby it has received proceeds of $44,980 as of August 21, 2006. The private placement is expected to be completed by August 31, 2006. In connection with this private placement, Astralis has issued to Lipworth Capital and SkyePharma, PLC, each an accredited investor and current stockholder of Astralis, (i) convertible promissory notes in the principal amount in aggregate of $44,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 21, 2009), interest will be charged on the note at 6% per annum and (ii) warrants to purchase 1,933,066 shares of common stock at an exercise price of $0.1125 per share. The warrants expire five years from the date of issuance. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act.

================================================================================

Item 6. Exhibits

Exhibit Number                            Description
--------------                            -----------

3.1 (1)              Certificate of Incorporation of Astralis Ltd.
3.2 (2)              Bylaws of Astralis Ltd.
4.1 (9)              Specimen Stock Certificate
10.1 (2)             Agreement and Plan of Merger
10.2 (4)             Contribution Agreement dated September 10, 2001
10.3 (5)             Purchase Agreement dated December 10, 2001
10.4 (5)             Stockholder Agreement dated December 10, 2001
10.5 (7)             2001 Stock Option Plan
10.6 (3)             Sub-Lease Agreement
10.7 (3)             License Agreement dated April 26, 2001 between Jose Antonio
                     O'Daly and Astralis LLC
10.8 (3)             Assignment of License
10.9 (3)             Form of Warrant
10.10 (8)            Agreement for Services dated December 10, 2001 between
                     SkyePharma Inc. and Astralis Ltd.
10.11 (8)            Technology Access Option Agreement dated December 10, 2001 by and among SkyePharma Inc., SkyePharma Holding AG and
                     Astralis Ltd.
10.12 (6)            Employment Agreement dated December 10, 2001, between Dr.
                     Jose Antonio O'Daly and Astralis Ltd.
10.13 (6)            Amendment #1 to Agreement for Services dated March 18, 2003 between SkyePharma Inc. and Astralis Ltd.
10.14 (7)            Omnibus Conversion Agreement dated January 12, 2004 between
                     Astralis Ltd. and SkyePharma PLC
10.15 (7)            Call Option Agreement dated January 20, 2004 between
                     Astralis Ltd. and SkyePharma PLC
10.16 (7)            Amendment No. 1 to Stockholders Agreement dated January 20,
                     2004 by and among Astralis Ltd., SkyePharma PLC, Jose
                     Antonio O'Daly, Mike Ajnsztajn, Gaston Liebhaber and Gina
                     Tedesco
10.17 (11)           Securities Purchase Agreement, dated August 17, 2005, by
                     and between Astralis Ltd. and Blue Cedar Limited.
10.18 (11)           Registration Rights Agreement, dated August 17, 2005, by
                     and between Astralis Ltd. and Blue Cedar Limited.
10.19 (11)           Stockholder's Agreement, dated August 17, 2005, by and
                     between Astralis Ltd. and Blue Cedar Limited.
10.20 (11)           Long-term Common Stock Purchase Warrant, issued to Blue
                     Cedar Limited by Astralis Ltd.
10.21 (11)           Short-term Common Stock Purchase Warrant, issued to Blue
                     Cedar Limited by Astralis Ltd.
10.22 (11)           Long-term Common Stock Purchase Warrant, issued to Lipworth
                     Capital Limited by Astralis Ltd.
10.23 (12)           Separation Agreement and General Release, dated January 25, by and between James Sharpe and the Registrant.
10.24 (13)           Form of Subscription Agreement, dated March 31, 2006, by
                     and between Astralis Ltd. and Blue Cedar Limited.
10.25 (13)           Form of Warrant, dated March 31, 2006, issued to Blue Cedar
                     Limited by Astralis Ltd.
10.26 (13)           Form of Convertible Promissory Note in the principal amount of $250,000, dated March 31, 2006, issued to Blue Cedar
                     Limited by Astralis Ltd.
10.27                Form of Subscription Agreement, dated June 15, 2006 by and between Astralis Ltd and Manuel Tarabay.
10.28                Form of Warrant dated June 15, 2006 issued to Manuel
                     Tarabay by Astralis Ltd.
10.29                Form of Convertible Promissory Note, dated June 15, 2006
                     issued to Manuel Tarabay by Astralis Ltd.
10.30                Form of Subscription Agreement used in the August 2006
                     private placement.
10.31                Form of Warrant used in the August 2006 private placement.
10.32                Form of Convertible Promissory Note used in the August 2006 private placement.
14.1 (1)             Code of Ethics for Chief Executive Officer and Senior
                     Financial Officers

================================================================================

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

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-KSB on June 30, 2003.

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

================================================================================

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ASTRALIS LTD.
                                                   (Registrant)


Dated: August 21, 2006                 By: /s/ Michael Garone
                                           -----------------------------------
                                       Michael Garone
                                       Interim Chief Executive Officer & Chief
                                       Financial Officer (Principal Executive
                                       Officer; Principal Financial and
                                       Accounting Officer, Authorized Signatory
                                       on behalf of Registrant)

================================================================================