Form 10QSB
period 2006-09-30
ASTRALIS LTD
filed 2006-11-21
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 2006.

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

      Yes No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of November 19, 2006.

      Transitional Small Business Disclosure Format (check one):

      Yes No

================================================================================

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

Part I         Financial Information.......................................... 1
       Item 1  Financial Statements
               Balance Sheets................................................. 1
               Statements of Operations (unaudited)........................... 2
               Statements of Cash Flows (unaudited)........................... 3
               Notes to  Financial Statements (unaudited)..................... 4
       Item 2  Management's Discussion and Analysis or Plan of Operation...... 9
       Item 3  Controls and Procedures........................................13
               Risk Factors...................................................13
Part II        Other Information..............................................19
       Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....19
       Item 6  Exhibits.......................................................20

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                                 Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                                     September 30,       December 31
                                                                         2006                2005
                                                                     -------------      -------------
Current Assets
   Cash and cash equivalents                                         $      13,324      $     633,468
   Prepaid expenses                                                         28,000             64,207
   Supplies                                                                 32,110             32,108
                                                                     -------------      -------------

Total Current Assets                                                        73,434            729,783

Property and Equipment, Net                                                 51,243            101,371
Deposits                                                                    25,000             25,000
                                                                     -------------      -------------

                                                                     $     149,677      $     856,154
                                                                     =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                             $     530,989      $     475,102
                                                                     -------------      -------------

Total Current Liabilities                                                  530,989            475,102
                                                                     -------------      -------------

Convertible notes, net - related party, $427,480 face value
(see Note 5)                                                                49,887                 --

Stockholders' Equity
   Convertible preferred stock, Series A, $0.001 par value
     (authorized 1,000,000 shares at 2006 and 2005)
     Liquidation preference: $0 and $0 at 2006 and 2005                         --                 --
   Common stock; $.0001 par value; 150,000,000 shares
     authorized at 2006 and 2005; 91,454,873
     issued and outstanding at 2006 and 2005                                 9,145              9,145
   Additional paid-in capital                                           54,508,827         53,988,423
   Deficit accumulated in the development stage                        (54,949,171)       (53,616,516)
                                                                     -------------      -------------

Total Stockholders' Equity (Deficit)                                      (431,199)           381,052
                                                                     -------------      -------------

                                                                     $     149,677      $     856,154
                                                                     =============      =============

               See the accompanying notes to financial statements

================================================================================

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended September 30,  Nine Months Ended September 30,   March 12, 2001
                                                  --------------------------------  -------------------------------   (Inception) to
                                                                                                                      September 30,
                                                       2006             2005             2006             2005            2006
                                                  -------------    -------------    -------------    -------------    -------------
Revenues                                          $          --    $          --    $          --    $          --    $          --
                                                  -------------    -------------    -------------    -------------    -------------

Operating Expenses
  Research and development -                                 --               --               --               --       16,278,822
   related party
   Research and development                             173,688          222,547          463,438        1,816,919        9,423,187
   Depreciation and amortization                          2,310            5,450            8,123           20,096          106,492
   General and administrative                           306,248          379,050          844,879        1,340,847        7,854,919
                                                  -------------    -------------    -------------    -------------    -------------

Total Operating Expenses                                482,246          607,047        1,316,440        3,177,862       33,663,420
                                                  -------------    -------------    -------------    -------------    -------------

Loss From Operations                                   (482,246)        (607,047)      (1,316,440)      (3,177,862)     (33,663,420)

Other (income) expense
     Investment income                                     (273)          (7,797)          (4,620)         (23,667)        (214,816)
    Registration rights penalty                          20,835               --           20,835               --          103,835
                                                  -------------    -------------    -------------    -------------    -------------

Loss Before Income Tax Benefit                         (502,808)        (599,250)      (1,332,655)      (3,154,195)     (33,552,439)

Income Tax Benefit                                           --               --               --               --          822,018
                                                  -------------    -------------    -------------    -------------    -------------

Net Loss                                               (502,808)        (599,250)      (1,332,655)      (3,154,195)     (32,730,421)

Preferred Stock Dividends                                    --               --               --               --      (22,218,750)
                                                  -------------    -------------    -------------    -------------    -------------

Net Loss to Common Stockholders                   $    (502,808)   $    (599,250)   $  (1,332,655)   $  (3,154,195)   $ (54,949,171)
                                                  =============    =============    =============    =============    =============

Basic and Diluted Loss per Common
Share                                             $       (0.01)   $       (0.01)   $       (0.01)   $       (0.04)
                                                  =============    =============    =============    =============

Basic and Diluted Weighted
Average Common Shares
 Common Shares Outstanding                           91,454,873       81,864,464       91,454,873       76,120,741
                                                  =============    =============    =============    =============

               See the accompanying notes to financial statements.

================================================================================

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    March 12, 2001
                                                                  Nine Months Ended        Nine Months Ended        (Inception) to
                                                                  September 30, 2006       September 30, 2005     September 30, 2006
                                                                  ------------------       ------------------     ------------------
Net Cash Used in Operating Activities                                     (1,047,624)             (3,068,305)           (20,543,575)

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                     --                      --            (13,858,181)
   Proceeds from sale of available-for-sale securities                            --                      --             13,843,916
   Expenditures related to patent                                                 --                  (4,113)               (98,496)
   Insurance proceeds from fixed asset retirement                                 --                      --                  4,113
   Purchases of property and equipment                                            --                  (2,453)              (570,584)
                                                                   -----------------       -----------------      -----------------
Net Cash Used in Investing Activities                                             --                  (6,566)              (679,232)

Cash Flows from Financing Activities
   Proceeds from convertible debenture                                       427,480                      --                427,480
   Repurchase of common stock                                                     --                      --                (80,000)
   Proceeds from stock subscription receivable                                    --                      --              1,290,000
   Proceeds from exercise of stock options                                        --                      --                 11,250
   Issuance of common stock, net of offering and transaction
    costs                                                                         --               1,830,000              9,672,508
   Issuance of preferred stock                                                    --                      --              9,932,496
   Private placement offering costs                                               --                      --                (17,603)
                                                                   -----------------       -----------------      -----------------
Net Cash Provided by Financing Activities                                    427,480               1,830,000             21,236,131

Net Increase (decrease) in Cash and Cash Equivalents                        (620,144)             (1,244,871)                13,324

Cash and Cash Equivalents, Beginning of Period                               633,468               2,312,401                     --

Cash and Cash Equivalents, End of Period                           $          13,324       $       1,067,530      $          13,324
                                                                   =================       =================      =================

Supplemental Disclosures of Cash Flows Information

   Cash Paid For:

      Interest (net of amounts capitalized)                        $           4,265       $           2,307      $           6,807
                                                                   =================       =================      =================
      Income Taxes                                                 $              --       $              --      $              --
                                                                   =================       =================      =================

               See the accompanying notes to financial statements.

================================================================================

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Astralis, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Astralis believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been or omitted pursuant to such rules and regulations.

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

NOTE 2 - DESCRIPTION OF BUSINESS

Astralis is an emerging stage biotechnology company, based in New Jersey and incorporated under the laws of the State of Delaware, which has in the past engaged in research and development of treatments for immune system disorders and skin diseases. Astralis is currently developing two products. Its primary product, Psoraxine(R), administered by intramuscular injection, is an innovative immunotherapeutic product under development for the treatment of psoriasis. Astralis is engaged in on-going research of Psoraxine(R), and if it can obtain funding will attempt to recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R), and development of the technology underlying the Psoraxine(R), for the treatment of other indications, such as arthritis, eczema, leishmaniasis and seborrheic dermatitis. Astralis is virtually insolvent and has not engaged in any drug development activities for several months.

NOTE 3 - GOING CONCERN

Astralis incurred net losses to common stockholders of $1,332,655 and $54,949,171 for the nine-month period ended September 30, 2006 and for the period March 12, 2001 (date of inception) to September 30, 2006, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750. Astralis has no funds to continue its operations. If it is unable to raise additional funds immediately it will cease operations.

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

Astralis raised $250,000 through a private placement in March of 2006, an additional $100,000 in June of 2006 and an additional $77,480 during the third quarter of 2006. These funds, in addition to cash on hand had been sufficient to meet Astralis' needs for operating and capital expenditures through mid-November

================================================================================

2006. Astralis will need to raise significant additional funds from outside sources immediately and in future periods in order to complete existing and future phases of FDA required testing and continue operations.

Consequently, the aforementioned items raise substantial doubt about Astralis' ability to continue as a going concern. Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance Astralis' currently anticipated needs for operating and capital expenditures for the remainder of 2006, including the cost to continue clinical trials of Psoraxine(R). Astralis will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

Astralis' ability to continue as a going concern is dependent upon it raising capital immediately through debt and/or equity financing. There can be no assurance that Astralis will successfully raise the required future financing on terms desirable to Astralis or that the FDA will approve Psoraxine for use in the United States. If Astralis does not obtain the needed funds, it will be required to cease operations. Astralis is actively seeking sources of financing. Astralis is considering and will implement further dramatic cost reduction measures to extend the availability of its capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

There was $35,717 and $107,593 of compensation cost related to non-qualified stock options recognized in operating results for the three, and nine months ended September 30, 2006, respectively. Since Astralis has generated losses from its inception, no associated future income tax benefit was recognized for the three or nine months ended September 30, 2006.

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

                                                             Three Months Ended
                                                             September 30, 2006
                                                             ------------------
     Expected volatility                                     188.00 % - 191.00 %
     Expected annual dividend yield                                       0.00 %
     Risk free rate of return                                             4.88 %
     Expected option term (years)                                         5.00

If Astralis had accounted for share based compensation in accordance with SFAS No. 123R for the three and nine months ended September 30, 2005, then $60,585 and $384,341 would have been recorded as share based compensation expense, respectively. The following table illustrates the effect on net loss and earnings per share if Astralis had applied the fair value recognition provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation," to stock-based compensation in the first quarter of 2005.

================================================================================

                                                    Three Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2005           2005
                                                    ---------------------------
                                                     (Unaudited)    (Unaudited)

Net loss to common stockholders, as reported        $   (599,250)  $ (3,154,195)

Add: Stock-based employee/ director compensation
   included in reported net loss                              --             --
Deduct: Total stock-based employee/director
   compensation expense under the fair value based
   method for all awards, net of tax                     (60,585)      (384,341)
                                                    ------------   ------------

Pro forma net loss                                      (659,835)  $ (3,538,536)
                                                    ============   ============

   Loss per share basic and diluted - as reported   $      (0.01)  $      (0.04)

   Loss per share basic and diluted - pro forma     $      (0.01)  $      (0.05)

Shares used in basic and diluted loss per share
amounts                                               81,864,464     76,120,741
                                                    ============   ============

At September 30, 2006, there was $172,558 of total unrecognized compensation cost related to non-vested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of 7.46 years. The total fair value of options vested during the three and nine months ended September 30, 2006 was approximately $0 and $29,527, respectively.

Other than stock options covered by the Stock Incentive Plan, Astralis has no outstanding options to purchase shares of its common stock.

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

On September 29, 2006, Astralis issued to Blue Cedar Limited, an accredited investor and a current stockholder of Astralis ("Blue Cedar"); (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On August 22, 2006, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On July 27, 2006, Astralis issued to Lipworth and Company Limited ("Lipworth"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $9,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 27, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 133,067 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On July 25, 2006, Astralis issued to SkyePharma, PLC ("Skye"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On June 15, 2006, Astralis issued to Mr. Manuel Tarabay ("Tarabay"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $100,000, convertible into shares of

================================================================================

Astralis' common stock at $0.075 per share at any time prior to the redemption date (June 15, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 1,333,333 shares of common stock at an exercise price of $0.1125 per share. The warrants expire five years from the date of issuance.

On March 31, 2006, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of Astralis' common stock at $0.09 per share at any time prior to the redemption date (March 31, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 2,777,778 shares of common stock at an exercise price of $0.135 per share. The warrants expire five years from the date of issuance.

Astralis may at any time and from time to time, on 45 day's written notice to Blue Cedar, Tarabay, Skye, and Lipworth, redeem all or any part of the principal balance of these notes at a price equal to (i) the "Interest Amount," determined pursuant to the note, of the principal amount of the notes to be prepaid, plus
(ii) the principal amount of the note to be prepaid. The Interest Amount shall be equal to: (a) if such prepayment occurs on or prior to the first anniversary of the date of the note, six percent (6%) of the principal amount thereof; (b) if such prepayment occurs after the first anniversary date and prior to the second anniversary date, twelve percent (12%) of the aggregate principal amount thereof; and (c) if such prepayment occurs after the second anniversary date, eighteen percent (18%) of the aggregate principal price thereof.

Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", Astralis has recorded a discount to these convertible notes in the amount of $412,812 based on the relative fair value of the debt and warrants in addition to the beneficial conversion feature (the conversion price into common shares being less than the market price of common shares on the date the loan was issued). The discount will be amortized as interest expense over the life of the notes.

For a period ending four years from the date of issuance, Blue Cedar, Tarabay, Skye, and Lipworth shall have the right to cause Astralis to register the shares of Common Stock issuable upon conversion or exercise of the notes or warrants under the Act, as amended, at Astralis' expense (exclusive of underwriting discounts and commissions and fees of counsel to such Subscribers), subject to certain restrictions.

Also during the same period set forth above, Blue Cedar, Tarabay, Skye, and Lipworth shall have the right, to participate on a "piggyback basis" in a registration by Astralis under the Act, subject to certain restrictions, including underwriter hold-backs.

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

NOTE 6 - CAPITAL STOCK ACTIVITY

On January 27, 2006, Astralis issued 182,000 options to a former Chief Executive Officer ("CEO"). The options were issued with an exercise price equal to the market price on the date of issuance ($0.03 on January 27, 2006) and with a term of 5 years and vested immediately. Additionally, on January 27, 2007 an additional 182,000 options will become vested exercisable at the market price on that date for a term of 5 years. The options were issued pursuant to a Separation Agreement and General Release, by and between Astralis and the former CEO, which was signed on January 25, 2006.

NOTE 7 - NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 58,319,823 and 48,695,466 at September 30, 2006 and 2005, respectively.

================================================================================

NOTE 8 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

In March and April of 2006, Astralis financed $92,079 of certain insurance premiums by entering into a short-term note payable. The notes mature within one year and have interest rates between 7.75% and 8.75% per annum. As of September 30, 2006, these note had an outstanding balance of $23,950.

NOTE 9 - SUBSEQUENT EVENTS

In October 2006, Astralis transferred certain machinery and equipment with carry value of approximately $45,000 to the landlord as prepayment for Nine months of lease payments.

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

      As of the date of this filing, Astralis' liabilities exceed its cash and it does not have funds to continue operations. If Astralis does not acquire additional cash within days, it will be forced to cease operations.

Recent Developments

      The Company announced it is reviewing strategic alternatives.

================================================================================

      On October 6, 2006, the Board of Directors of Astralis, Ltd. announced that it has determined Astralis is unable to continue drug development activities until additional funds are found and is considering strategic alternatives including a sale of the assets or a sale of the Company. On August 21 the Company announced that "As of the date of this press release, the Company's liabilities exceed its cash. If the Company does not acquire additional cash within days, it will be forced to cease operations." During the last Nine months, the Company has been unable to identify sufficient funds to finance its continuing operations.

      September 2006 Private Placement ($12,500)

      On September 29, 2006, Astralis issued to Blue Cedar Limited, an accredited investor and a current stockholder of Astralis ("Blue Cedar"); (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      August 2006 Private Placement ($64,980)

      On August 22, 2006, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 27, 2006, Astralis issued to Lipworth and Company Limited ("Lipworth"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $9,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 27, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 133,067 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 25, 2006, Astralis issued to SkyePharma, PLC ("Skye"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      Departure of Directors and Principal Officer

      On October 5, 2006, Michael Garone resigned as Astralis Ltd.'s (the "Registrant") interim Chief Executive Officer and Chief Financial Officer. Mr. Garone, whose resignation is effective as of October 6, 2006, did not resign due to a disagreement with the Registrant on any matter relating to the Registrant's operations. Pursuant to a Consultant Agreement between the Registrant and Gar-1 Business Advisory Services, Mr. Garone has been appointed by the Board as a consultant and financial advisor to assist in the analysis and development of the Registrant's strategic plan. On October 6, 2006 Dr. O'Daly was appointed as interim Chief Financial Officer.

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

      Proposed Amendment to the Certificate of Incorporation

      The Board of Directors has approved an amendment to the Certificate of Incorporation of Astralis, pursuant to which Astralis will be authorized to issue an additional 200,000,000 shares of Common Stock. The Amendment is not effective unless approved by the stockholders of Astralis, which, as of the date hereof, has not been sought.

================================================================================

                                Plan of Operation

      On October 6, 2006, the Board of Directors of Astralis, Ltd. announced that it has determined Astralis is unable to continue drug development activities until additional funds are found and is considering strategic alternatives including a sale of the assets or a sale of the Company. On August 21 the Company announced that "As of the date of this press release, the Company's liabilities exceed its cash. If the Company does not acquire additional cash within days, it will be forced to cease operations." During the last Nine months, the Company has been unable to identify sufficient funds to finance its continuing operations. At the date hereof, Astralis is virtually insolvent and has not engaged in any drug development activities for several months. Unless the Company raises funding within a matter of days it will be forced to cease operations.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

For the three months ended September 30, 2006:

      For the three months ended September 30, 2006, we had no revenue from operations and incurred operating expenses of $482,246 which consisted primarily of:

      o Research and development costs of $173,688 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $306,248, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended September 30, 2006, we incurred a net loss of $502,808.

For the three months ended September 30, 2005:

For the three months ended September 30, 2005, we had no revenue from operations and incurred operating expenses of $607,047 which consisted primarily of:

      o Research and development costs of $222,547, including evaluation of clinical trial results, reformation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $379,050, including professional fees, rents, salaries for management and our general corporate expenditures.

      o As a result, during the three months ended September 30, 2005, we incurred a net loss of $599,250.

Comparison

      Our research and development expenses declined from $222,547 during the three months ended September 30, 2005 to $173,688 during the three months ended September 30, 2006, primarily due to the reduction in R&D activities during the third quarter of 2006.

      By comparison to the three months ended September 30, 2005, our general and administrative costs for the three months ended September 30, 2006 decreased by $72,802 primarily due to management's cost control initiatives and downsizing.

      Losses of $502,808 for the three months ended September 30, 2006 were $96,442 less than losses for the three months ended September 30, 2005, reflecting management's cost control initiatives implemented during 2006.

Nine months ended September 30, 2006 compared to Nine months ended September 30, 2005.

For the Nine months ended September 30, 2006:

================================================================================

      For the Nine months ended September 30, 2006, we had no revenue from operations and incurred operating expenses of $1,316,440 which consisted primarily of:

      o Research and development costs of $463,438 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $844,879, including professional fees, rent, salaries for management and our general corporate expenditures.

      o     Share based compensation costs of $107,593.

      As a result, during the Nine months ended September 30, 2006, we incurred a net loss of $1,332,655.

For the Nine months ended September 30, 2005:

      For the Nine months ended September 30, 2005, we had no revenue from operations and incurred operating expenses of $3,177,862 which consisted primarily of:

      o Research and development costs of $1,816,919, including evaluation of clinical trial results, reformation of Psoraxine(R) and activity testing in animals. Research and development costs did not include any allocation of costs related to the formulation and development of Psoraxine(R) under our Services Agreement with SkyePharma PLC, dated December 10, 2001, due to the expiration of the Services Agreement in December 2004.

      o General and administrative costs of approximately $1,340,847, including professional fees, rents, salaries for management and our general corporate expenditures.

      o As a result, during the Nine months ended September 30, 2005, we incurred a net loss of $3,154,195.

Comparison

      Our research and development expenses declined from $1,816,919 during the Nine months ended September 30, 2005 to $463,438 during the Nine months ended September 30, 2006, primarily due to the completion of the clinical trial of Psoraxine (R) during the first quarter of 2005 and reduction in R&D activities during the third quarter of 2006.

      By comparison to the Nine months ended September 30, 2005, our general and administrative costs for the Nine months ended September 30, 2006 decreased by $495,968 primarily due to management's cost control initiatives and downsizing.

      Losses of $1,332,655 for the Nine months ended September 30, 2006 were $1,821,540 less than losses for the Nine months ended September 30, 2005, reflecting the completion of the Psoraxine(R) clinical trial and management's cost control initiatives implemented during 2006.

The Next Twelve Months

      At September 30, 2006 we had cash balances of $13,324, and accounts payable of $530,989. As of the date of this filing Astralis' liabilities exceed its cash and, unless new funding is raised, Astralis is unable to pay its bills as they come due. If Astralis does not acquire additional cash within days it will be forced to cease operations. If Astralis identifies significant capital, which does not seem likely, it would continue to operate as follows:

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

================================================================================

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

o We will spend approximately $550,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

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

o We will need to raise additional funds immediately to continue our operations for the period following the third quarter of 2006 and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we will likely be required to cease operations.

If Astralis is unable to identify several million dollars, although it will not cease operations, it will be unable to pursue any reasonable drug development activities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Interim Chief Financial Officer, Chief Scientific Officer and Chairman of the Board has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our auditors identified an internal controls deficiency in that our convertible note transactions during the three months ended September 30, 2006 were not supported by executed agreements. Management will obtain executed agreements for these notes from the noteholders prior to December 31, 2006.

(b) Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to Astralis' business. If any of the following risks actually occur, the business, financial condition or results of operations of Astralis could be materially adversely affected. As a result, the market price of shares of Astralis' common stock could decline significantly

================================================================================

      We are not able to pay our bills as they become due and will need to obtain additional funds immediately to support our operations. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      As of November 19, 2006, we have $9,362 in available cash and accounts payable of approximately $530,989. We will need to raise additional funds immediately to pay current obligations and continue our operations following that period. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds immediately we will have to cease operations. We are actively seeking sources of financing. We are considering and will implement further dramatic cost reduction measures to extend the availability of our capital. If we are able to identify funds immediately, but not additional funds thereafter, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

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

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss of $54,949,171 as of September 30, 2006 which has increased to date. The cumulative net loss through September 30, 2006 includes non-cash preferred stock dividends of $22,218,750. We expect that substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

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

      We have devoted most of our resources to the development of Psoraxine(R) and our business is dependent on its success. In the United States, the marketing of Psoraxine(R) depends on FDA approval of the product. Analyzing the Phase II study data and conducting additional Phase II clinical trials will

================================================================================
delay FDA approval. We may also decide to discontinue further clinical trials of Psoraxine(R), which would prevent us from obtaining FDA approval. If we are not able to obtain FDA approval for Psoraxine(R), we would be unable to sell the product.

      Recent and future changes in senior management and board composition may affect our ability to implement our business plan. In addition we only have one member of our Audit Committee.

      On October 6, 2006, Michael Garone resigned as the Company's interim Chief Executive Officer and Chief Financial Officer. Mr. Garone was the Company's fourth Chief Executive Officer and President to resign during the past 30 month period. Our ability to implement our business strategy may be adversely affected if we continue to experience unplanned senior management changes in the future or if we are unable to successfully integrate our current and future senior management personnel into our organization. Mr. Garone agreed to continue with the Company as a business consultant and financial advisor to assist in the analysis and development of the Company's strategic plan. Mr. Garone's announcement did not reference a disagreement with Astralis on any matter relating to Astralis' operations. On October 6, 2006, Dr. O'Daly was appointed interim Chief Financial Officer.

      On January 25, 2006, we accepted the resignation James Sharpe, effective as of December 31, 2005 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. Additionally there have been changes to the composition of our Board of Directors. On July 16, 2006 Astralis received the resignation of Michael Ashton as a member of the Board of Directors. Mr. Ashton's resignation was effective as of July 17, 2006. Additionally, on May 5, 2006 Astralis received the resignation of Fabien Pictet as a member of the Board of Directors. Mr. Pictet's resignation was effective as of May 4, 2006. Further, in December 2005, Steven Fulda resigned as a member of the Audit Committee and member of the Board of Directors. As a result of Mr. Fulda's resignation, we only have one member of the Audit Committee. Moreover, our Audit Committee does not contain a member that qualifies as a financial "expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act.

      We license and do not own our intellectual property. Any inability to protect our proprietary technologies adequately could harm our competitive position.

      We license, and do not own, the intellectual property rights to Psoraxine(R). Dr. Jose Antonio O'Daly is the owner of the patent for Psoraxine(R). Under the terms of a license agreement and assignment of license agreement, we have the right to use any patent issued pursuant to Dr. O'Daly's patent application. We also have rights to other patents filed by Dr. O'Daly under the terms of our employment agreement with him. Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries. Under the terms of our licensing agreement with Dr. O'Daly, if we seek protection under bankruptcy laws, Dr. O'Daly has the right to terminate the licensing agreement.

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

================================================================================

      If we lose our key personnel or fail to attract and retain additional personnel, we may be unable to discover and develop our products.

      We depend on the services of Dr. Jose Antonio O'Daly, the Chairman of our Board of Directors and our Chief Scientific Officer, and Michael Garone, former interim Chief Executive Officer, interim President and Chief Financial Officer, and currently business consultant and financial advisor; the loss of whose services would adversely impact the achievement of our objectives. To execute our business plan fully it is essential that we retain these executives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Although we believe we can successfully attract and retain qualified personnel, we face intense competition for experienced scientists. Failure to attract and retain skilled personnel would prevent us from pursuing collaborations and developing our products and core technologies to the extent otherwise possible.

      Our planned activities will require additional expertise. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire or develop this expertise could impair the growth, if any, of our business.

      The market price of our common stock may be highly volatile.

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until November 17, 2006, the range of our stock price has been between $0.02 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

================================================================================

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      September 2006 Private Placement ($12,500)

      On September 29, 2006, Astralis issued to Blue Cedar Limited, an accredited investor and a current stockholder of Astralis ("Blue Cedar"); (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      August 2006 Private Placement ($64,980)

      On August 22, 2006, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 27, 2006, Astralis issued to Lipworth and Company Limited ("Lipworth"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $9,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 27, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 133,067 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 25, 2006, Astralis issued to SkyePharma, PLC ("Skye"), an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and
(ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

================================================================================

Item 6. Exhibits

Exhibit Number                          Description
--------------                          -----------

3.1 (1)             Certificate of Incorporation of Astralis Ltd.
3.2 (2)             Bylaws of Astralis Ltd.
4.1 (9)             Specimen Stock Certificate
10.1 (2)            Agreement and Plan of Merger
10.2 (4)            Contribution Agreement dated September 10, 2001
10.3 (5)            Purchase Agreement dated December 10, 2001
10.4 (5)            Stockholder Agreement dated December 10, 2001
10.5 (7)            2001 Stock Option Plan
10.6 (3)            Sub-Lease Agreement
10.7 (3)            License Agreement dated April 26, 2001 between Jose Antonio
                    O'Daly and Astralis LLC
10.8 (3)            Assignment of License
10.9 (3)            Form of Warrant
10.10 (8)           Agreement for Services dated December 10, 2001 between
                    SkyePharma Inc. and Astralis Ltd.
10.11 (8)           Technology Access Option Agreement dated December 10, 2001 by and among SkyePharma Inc., SkyePharma Holding AG and
                    Astralis Ltd.
10.12 (6)           Employment Agreement dated December 10, 2001, between Dr.
                    Jose Antonio O'Daly and Astralis Ltd.
10.13 (6)           Amendment #1 to Agreement for Services dated March 18, 2003 between SkyePharma Inc. and Astralis Ltd.
10.14 (7)           Omnibus Conversion Agreement dated January 12, 2004 between
                    Astralis Ltd. and SkyePharma PLC
10.15 (7)           Call Option Agreement dated January 20, 2004 between
                    Astralis Ltd. and SkyePharma PLC
10.16 (7)           Amendment No. 1 to Stockholders Agreement dated January 20,
                    2004 by and among Astralis Ltd., SkyePharma PLC, Jose
                    Antonio O'Daly, Mike Ajnsztajn, Gaston Liebhaber and Gina
                    Tedesco
10.17 (11)          Securities Purchase Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.
10.18 (11)          Registration Rights Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.
10.19 (11)          Stockholder's Agreement, dated August 17, 2005, by and
                    between Astralis Ltd. and Blue Cedar Limited.
10.20 (11)          Long-term Common Stock Purchase Warrant, issued to Blue
                    Cedar Limited by Astralis Ltd.
10.21 (11)          Short-term Common Stock Purchase Warrant, issued to Blue
                    Cedar Limited by Astralis Ltd.
10.22 (11)          Long-term Common Stock Purchase Warrant, issued to Lipworth
                    Capital Limited by Astralis Ltd.
10.23 (12)          Separation Agreement and General Release, dated January 25, by and between James Sharpe and the Registrant.
10.24 (13)          Form of Subscription Agreement, dated June 30, 2006, by and between Astralis Ltd. and Blue Cedar Limited.
10.25 (13)          Form of Warrant, dated June 30, 2006, issued to Blue Cedar
                    Limited by Astralis Ltd.
10.26 (13)          Form of Convertible Promissory Note in the principal amount of $250,000, dated March 31, 2006, issued to Blue Cedar
                    Limited by Astralis Ltd.
10.27 (14)          Form of Subscription Agreement used in the August 2006
                    private placement.
10.28 (14)          Form of Warrant used in the August 2006 private placement.
10.29 (14)          Form of Convertible Promissory Note used in the August 2006 private placement.

================================================================================

10:30 (14)          Form of Subscription Agreement used in the June 2006 private placement.
10:31 (14)          Form of Warrant used in the June 2006 private placement.
10:32 (14)          Form of Convertible Promissory Note used in the August 2006 private placement.
14.1 (1)            Code of Ethics for Chief Executive Officer and Senior
                    Financial Officers
31.1                Certification by the Interim Chief Executive Officer and the
                    Chief Financial Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
32.1                Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

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

(11) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 19, 2005.

(12) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on March 30, 2006.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on April 6, 2006.

(14) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 21, 2006.

================================================================================

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTRALIS LTD.
                                  (Registrant)


Dated: November 20, 2006          By: /s/ Dr. Jose A. O'Daly
                                  ----------------------------------------------
                                  Dr. Jose A. O'Daly
                                  Interim Chief Financial Officer,
                                  Chief Scientific Officer
                                  & Chairman of the Board
                                  (Authorized Signatory on behalf of Registrant)

================================================================================