Form 10KSB
period 2006-12-31
ASTRALIS LTD
filed 2007-04-17
CIK 1099066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB
(Mark One)

|X|                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___
                        Commission File Number: 000-30997

                                  ASTRALIS LTD.
                 (Name of Small Business Issuer in its Charter)

               Delaware                                  84-1508866
               --------                                  ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

75 Passaic Avenue, Fairfield, New Jersey                    07004
----------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (973) 227-7168

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                      Name of Each Exchange
                                                          on Which Registered

       None.                                                     None.
       -----                                                     -----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. |_|

Issuer's revenue for the year ended December 31, 2006: $ 0

As of March 31, 2007, the aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant was approximately $5,030,018.

As of March 31, 2007, there were 91,454,873 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure format. Yes |_| No |X|

                                     PART I

Item 1. Description of Business

General

      Astralis, Ltd. ("Astralis", "we", "us", "our", or the "Company") is a development stage biotechnology company that was engaged primarily in the research and development of treatments for immune system disorders and skin diseases, such as psoriasis and psoriatic and rheumatoid arthritis. The Company's initial product candidate, Psoraxine(R), is a protein extract used for the treatment of the skin disease psoriasis.

      As of the date of this filing Astralis' liabilities exceed its assets. Consequently all drug development efforts have ceased until sufficient funding may be raised. Furthermore, substantial additional funds will be needed in order to fund continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time. We have only one employee remaining, being Dr. Jose Antonio O'Daly, our Chairman. We are seeking funds to:

      o     Continue ongoing research and development of Psoraxine(R);

      o Recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Develop technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as psoriatic arthritis, eczema, seborrheic dermatitis, rheumatoid arthritis, multiple sclerosis and leishmaniasis.

      Because we have not been able to secure sufficient funding to continue the development of Psoraxine(R) on a timely basis, the market introduction of Psoraxine(R) has been delayed at least one year. If sufficient funding is not obtained soon, the development program will likely never reach commercial markets. During the last year, all of the Company's independent Board members have resigned. There is no audit committee, no compensation committee and there are only two members of the Board remaining, neither of whom has substantial business experience in the United States or in the biotechnology industry.

      The Company was originally incorporated under the laws of the State of Colorado in 1999 under the name Hercules Development Group, Inc. We subsequently changed our name to Astralis Pharmaceuticals Ltd. and, in November 2001, reincorporated under the laws of the State of Delaware under our present name. Our main office is located at 75 Passaic Avenue, Fairfield, New Jersey 07004.

Recent Developments

The Company announced it is reviewing strategic alternatives.

      On October 6, 2006, the Board of Directors of Astralis, Ltd. announced that it has determined Astralis is unable to continue drug development activities until additional funds are found and is considering strategic alternatives including a sale of the assets or the stock of the Company. On August 21, 2006 the Company announced that "As of the date of this press release, the Company's liabilities exceed its cash. If the Company does not acquire additional cash within days, it will be forced to cease operations." During the last fifteen months, the Company has been unable to identify sufficient funds to finance its continuing operations. The Company is actively seeking potential new investors, a potential development partner(s) or offers to acquire all or part of the Company.

      Since the August 2006 and September 2006 private placements discussed below, the Company raised only $150,000 of new capital from Blue Cedar Limited, an existing investor. In December 2006, our stockholder Blue Cedar Limited indicated to us that it would make an additional investment in the Company. In December 2006, the Company received from Blue Cedar Limited a partial investment of $150,000. The Company and Blue Cedar Limited have not yet determined the terms of this $150,000 partial investment or the terms of and total amount to be invested by Blue Cedar Limited. Additionally, the Company received $466,168 during December 2006 from the sale of New Jersey State research and development tax credits.

Departure of Directors and Principal Officers

      On March 16, 2007, Gordon L. Schooley, Ph.D., a member of the Board of Directors of Astralis, announced his resignation from the Board, effective March 16, 2007. Mr. Schooley's announcement did not refer to any disagreement with the Company on any matter relating to the Company's operations.

      On March 7, 2007, Samuel T. Barnett, a member of the Board of Directors of Astralis, announced his resignation from the Board, effective March 7, 2007. Mr. Barnett's announcement did not refer to any disagreement with the Company on any matter relating to the Company's operations. Mr. Barnett was the sole independent director on the Board of Directors of the Company and the sole member of the Audit Committee prior to his resignation.

      On October 6, 2006, Michael Garone resigned as the Company's interim Chief Executive Officer and Chief Financial Officer. Simultaneously, Gar-1 Business Advisory Services, an entity owned by Mr. Garone, was appointed by the Board as a consultant and financial advisor to assist in the analysis and development of the Company's strategic plan. Mr. Garone's announcement did not reference a disagreement with Astralis on any matter relating to Astralis' operations.

      On July 16, 2006, Michael Ashton, a member of the Board of Directors of Astralis and our shareholder, SkyePharma PLC's representatitve on the Board, announced his resignation from the Board, effective July 17, 2005. Mr. Ashton had recently retired from the Board of SkyePharma, PLC and consequently resigned from the Board of Astralis. Mr. Ashton's announcement did not reference a disagreement with Astralis on any matter relating to Astralis' operations.

      On May 5, 2006, Fabien Pictet, a member of the Board of Directors of Astralis, announced his resignation from the Board. Mr. Pictet's effective date of resignation was May 4, 2006. Mr. Pictet's resignation did not reference a disagreement with the Company on any matter relating to the Company's operations.

      On January 25, 2006, James Sharpe resigned as a member of the Board of Directors, Chief Executive Officer and President of the Company, pursuant to a Separation Agreement and General Release by and between the Company and Mr. Sharpe. Mr. Sharpe, whose resignation was effective as of December 31, 2005, did not resign due to a disagreement with the Company on any matter relating to the Company's operations.

      On December 11, 2005, Steven Fulda, a member of the Board of Directors and Audit Committee of the Company, announced his resignation from the Board and Audit Committee, effective December 30, 2005. Mr. Fulda's announcement did not reference a disagreement with the Company on any matter relating to the Company's operations In addition,

Limited Working Capital

      As of the date of this filing Astralis' liabilities exceed its cash. As of April 14, 2007, the Company has $35,586 in available cash and accounts payable of $91,267. If Astralis does not identify additional sources of cash within days it will be forced to cease operations. The Company will need to raise additional funds immediately to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint.

      In December 2006, our stockholder Blue Cedar Limited indicated to us that it would make an additional investment in the Company. In December 2006, the Company received from Blue Cedar Limited a partial investment of $150,000. The Company and Blue Cedar Limited have not yet determined the terms of this $150,000 partial investment or the terms of and total amount to be invested by Blue Cedar Limited.

September 2006 Private Placement ($12,500)

      On September 29, 2006, the Company closed a private placement of securities from which it received proceeds of $12,500. In connection therewith, Astralis issued to Blue Cedar Limited, an accredited investor and a current stockholder of Astralis ("Blue Cedar"); (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

August 2006 Private Placement ($64,980)

      On August 22, 2006, the Company closed a private placement of securities from which it received proceeds of $64,980. In connection therewith,Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

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

      On June 15, 2006, the Company closed a private placement of securities from which it received proceeds of $100,000. In connection with such private placement, the Company issued to Manuel Tarabay, an accredited investor and currently a stockholder and director of the Company, (i) a convertible promissory note in the principal amount of $100,000, convertible into shares of the Company's Common Stock at $0.075 per share, and (ii) a warrant to purchase 1,333,333 shares of Common Stock at an exercise price of $0.113 per share.

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

Psoriasis

      Psoriasis is a chronic inflammatory skin disorder, with worldwide distribution, prevalence varying according to race and geographic location, estimated to affect 1-3 % of the world population. It is most common in Scandinavia and Northern Europe reaching up to 3% of the population. It has been found in 2-2.6 % of the United States population or between 5.8 and 7.5 million people. The disease has wide clinical spectra that range from scaly, thickened erythematous plaques, its most common form, to generalized erythrodermia, the malignant form of psoriasis. Also can attack joints, tendons, and ligaments as the clinical form inflammatory psoriatic arthritis, which can be severely disabling and occurs in up to 1 million patients with psoriasis in the United States.

      Classical treatments fail to clear the disease, are inconvenient, or toxic. They include topical treatments as corticosteroids ointments, vitamin D3 derivatives, topical retinoids derived from vitamin A, coal tar in a bath solution or on the scalp as shampoo, anthralin ointment, salicylic acid combined with other topics, moisturizers, and systemic treatments as daily regular short doses of sunlight, phototherapy (PUVA, broadband UVB), methotrexate, cyclosporine, systemic retinoids as acitretin, hydroxyurea, antibiotics.

      So far, psoriasis etiology remains unknown, the pathogenic process is immune mediated, through binding, specific activation and co-stimulation of T cells by antigen presenting cells. After activation, T cells proliferate and migrate from lymph nodes to the skin by a process regulated by a cascade of cytokines, chemokines and cell-cell interactions between the T cell and the endothelium. Finally, induction of keratinocyte changes by T cells and secretions of other inflammatory cells, establishes psoriasis in the skin. Psoriasis is genetically determined, incidence is much greater among first and second degree relatives of psoriatic patients, and is inherited as an autosomal dominant or polygenic trait.

Market Opportunity

      Approximately 150,000 to 260,000 new cases of psoriasis are diagnosed each year. In addition, each year approximately 350 people in the United States die due to complications caused by psoriasis. Primarily, such complications occur in relation to severe, extensive forms of psoriasis such as erythrodermic or pustular psoriasis, where large areas of skin are involved. Because the skin plays an important role in regulating body temperature and serving as a barrier to infection, when a person's skin is severely compromised, secondary infections may occur. These serious forms of psoriasis may also cause complicating factors, such as fluid loss and strain on the circulatory system.

      The National Psoriasis Foundation also indicates that between 10% and 30% of people who have psoriasis will also develop psoriatic arthritis, which is clinically similar to rheumatoid arthritis. Psoriatic arthritis causes inflammation and stiffness in the soft tissue around joints, and frequently affects the fingers and toes. Psoriatic arthritis may also affect other areas of the body such as the wrists, neck, lower back, knees and ankles.

      Psoriasis is a chronic illness with remissions and relapses that, in many cases, requires continuous treatment. Patients with psoriasis often pay for costly medications and face ongoing visits with physicians. Severe cases may require periods of hospitalization. The National Psoriasis Foundation estimates that the costs of treating psoriasis may exceed $3.0 billion annually.

Psoraxine(R)

      In the course of a Phase III trial for a vaccine against cutaneous leishmaniasis in Caracas, Venezuela In 1991 Dr. Jose Antonio O'Daly found that one patient after the third vaccine injection had 100% clinical remission of a plaque Psoriasis in her legs of 12 years of evolution that received many treatments without ever remitting completely. Psoraxine(R) was developed by Dr. Jose Antonio O'Daly, our Chairman of the Board and Chief Scientific Officer. As a result of this discovery, Dr. O'Daly focused his efforts on developing a product for the treatment of psoriasis. From 1992 through 2001, Dr. O'Daly developed Psoraxine(R), a purified version of the original product that is an immunotherapeutic agent presented in liquid form and packed in 0.5 milligram ampules for intra-muscular injection. Dr. O'Daly tested a precursor of Psoraxine(R) in approximately 3,000 patients in several clinical trials in Venezuela. The results from the studies provided evidence of remission of psoriasis lesions as a result of treatment with the product. In addition, individuals in the studies did not present severe side effects as a result of treatment. In one clinical study, of the 2,770 patients, 648, or 28%, experienced complete remission of psoriasis. In addition, almost half of the patients experienced psoriasis reduction of between 70% to 99% as measured by the Psoriasis Area and Severity Index ("PASI"). Additional studies yielded average PASI reductions of between 73% and 92%.

      Dr. O'Daly licensed Psoraxine(R) to us in 2001 and moved to the United States in 2002. We made capital investments to our research and development facility of approximately $500,000 in 2002 and we filed an Investigational New Drug application with the FDA for Psoraxine(R) in March 2003. On August 4, 2003 the FDA allowed us to commence our Phase I clinical trials for Psoraxine(R).

      The purpose of Phase I studies was to test the safety of a drug. We completed our Phase I studies, which involved the administration by intramuscular injection of a single dose of 50, 150 or 300 micrograms of Psoraxine(R) or a placebo in a controlled setting to groups of psoriatic patients. Our Phase I results indicate that Psoraxine(R) is safe and well-tolerated. We spent approximately $130,000 on our Phase I studies in 2003 and approximately $210,000 on our Phase I studies in 2004.

      We commenced Phase II studies in April 2004. The purpose of Phase II studies was to test the safety and efficacy of a drug. The Phase II studies have been completed. We spent approximately $2,150,000 on our Phase II studies in 2004. The analysis of the data from the Phase II studies indicated that treatment with Psoraxine(R) did not provide any statistically significant clinical improvement of psoriasis in participants of the studies. We analyzed the data from the Phase II studies to understand why statistical significance at its primary endpoint was not achieved and to evaluate our clinical development options for Psoraxine(R). We have been unable to identify with certainty why the study was unsuccessful and, primarily because we have insufficient funds, we have been unable to conduct any additional studies or to reformulate Psoraxine(R). We have developed an hypothesis that may explain the results of the Phase II study and are testing the hypothesis. We spent $1,635,461 during fiscal year 2005 to complete Phase II studies. For the year ended December 31, 2005, we reflected $2,510,521 in research and development expenses which included $114,976 to record the impairment of an intangible asset. For the year ended December 31, 2005, we reflected $7,689,060 in research and development expenses, including $4,519,400 related to SkyePharma. For the year ended December 31, 2006, $473,150 was spent on research and development efforts.

Current Psoriasis Therapies

      Classical treatments fail to clear the disease, are inconvenient, or are toxic. They include topical treatments as corticosteroids ointments, vitamin D3 derivatives, topical retinoids derived from vitamin A, coal tar in a bath solution or on the scalp as shampoo, anthralin ointment, salicylic acid combined with other topics, moisturizers, and systemic treatments as daily regular short doses of sunlight, phototherapy (PUVA, broadband UVB), methotrexate, cyclosporine, systemic retinoids as acitretin, hydroxyurea, antibiotics. Each of these treatments has variable efficacy, with side effects and cosmetic problems in addition to the failure to prevent frequent relapses.

Competition and Psoriasis Treatments in Development

      The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs as Psoraxine(R) for the treatment of the same psoriasis. The FDA has approved Amevive, manufactured by Biogen, Raptiva, manufactured by Genentech/Xoma, and Enbrel, manufactured by Amgen and Wyeth, for the treatment of moderate-to-severe chronic plaque psoriasis in adult patients. If we succeed in obtaining FDA approval of Psoraxine(R), Amevive, Raptiva and Enbrel may compete directly with our product. In addition to Biogen, Genentech/Xoma, Amgen and Wyeth, our competitors may include Centocor, Abbott Laboratories and Novartis. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we have. In addition, these companies have more experience in preclinical testing, clinical trials and other regulatory approval procedures than we have. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also come to develop and market commercial products, either on their own or through collaborative efforts.

      We expect to encounter significant competition for any of the pharmaceutical products we may develop. Companies that complete clinical trials obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage.

      Developments by others may render our product obsolete or noncompetitive. We will face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to additional technologies. These competitors may succeed in developing technologies or products that are more effective than Psoraxine(R). The likelihood of increased competition increases as we experience delays in the development of Psoraxine(R).

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

      Prior to commencing clinical trials, which are typically conducted in three sequential phases, a company must submit an Investigational New Drug application to the FDA. In March 2003, we filed our Investigational New Drug application for Psoraxine(R) with the FDA. The Investigational New Drug application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the Investigational New Drug sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In August 2003, the FDA informed us that we could commence our clinical trials of Psoraxine(R). We have completed Phase I clinical trials in which Psoraxine(R) was found to be generally safe and well-tolerated in Phase I test patients. In 2005, we completed a Phase II clinical trial, which did not achieve its primary endpoint for PASI (Psoriasis Area and Severity Index) reduction. Though we have very limited resources, our sole employee is continuing to analyze the data collected during the Phase II study, including biopsy data indicating cellular level changes that has not been previously available. We have developed and are testing a hypothesis to gain a better understanding of the results, and to direct our future efforts, if any.

      Although we remain committed to the future clinical development of Psoraxine(R), we do not hae sufficient funds to continue any additional development efforts or clinical trials. Even if we do, there can be no assurance that we can be successful.

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

Intellectual Property

      In January 2004 the United States Patent and Trademark Office ("PTO") issued a patent to Dr. Jose Antonio O'Daly for the "Compositions and Methods for the Treatment and Clinical Remission of Psoriasis" (the "Psoriasis Formula"). Under the terms of a license agreement and assignment of license agreement, we have the exclusive right and license to use and exploit this patent. Dr. O'Daly will continue to maintain ownership rights with respect to the patent and patent application. However, Dr. O'Daly has granted us a perpetual, royalty free license to his patent under the agreements, which will terminate only upon the expiration of the patent, or upon the commencement of a bankruptcy or insolvency proceeding involving our Company or upon our dissolution or liquidation.

      In March 2002, Akiva LLC, a company owned by Dr. O'Daly, also filed an application to obtain patent protection internationally for the Psoriasis Formula under the Patent Cooperation Treaty. In addition, in August 2003, Akiva LLC filed patent applications in the European Union, Australia, Brazil, Canada, Mexico and Japan. We have rights to these applications, which are currently pending, pursuant to the license and assignment of license agreements described above.

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

      All of the Company's intangible assets were fully impaired as of December 31, 2006.

Agreements with SkyePharma

      We entered into a Purchase Agreement dated as of December 10, 2001 with SkyePharma PLC ("SkyePharma") pursuant to which SkyePharma purchased an aggregate of 2,000,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), for an aggregate purchase price of $20.0 million. On January 20, 2004, pursuant to our Omnibus Conversion Agreement with SkyePharma, dated January 12, 2004, SkyePharma converted all of its 2,000,000 shares of our Series A Preferred Stock into 25,000,000 shares of our common stock at a conversion price of $0.80 per share. In March 2005, SkyePharma also acquired an additional 11,160,000 shares of our common stock in a privately negotiated transaction with two private holders. As a result, SkyePharma beneficially owned 49.8% of our common stock at that time. During August 2005, the Company closed on an investment of $2 million. Consequently SkyePharma's share of beneficial ownership was approximately 39.7% on December 31, 2006. Additionally, during March 2006, the Company closed on an investment of $250,000. Consequently SkyePharma's share of beneficial ownership is now approximately 39.8%.

      On January 20, 2004, the closing date of the conversion of SkyePharma's 2,000,000 shares of our Series A Preferred Stock, we, SkyePharma and our other original shareholders amended the Stockholders' Agreement, dated as of December 10, 2001 (the "Amended SkyePharma Stockholders' Agreement"). Pursuant to the Amended SkyePharma Stockholders' Agreement, our board of directors was required to be comprised of at least seven directors and at least two independent directors. Per the Amended SkyePharma Stockholders' Agreement, SkyePharma had the right to nominate one director. No director currently serves as a SkyePharma designee. Pursuant to the Amended SkyePharma Stockholders' Agreement, SkyePharma was required to vote its shares of our common stock in favor of certain enumerated transactions that have been approved by our board of directors and all of our independent directors. These transactions included (i) the amendment of our certificate of incorporation solely to increase our authorized capital stock, (ii) the adoption or amendment of an employee benefit plan applicable to all employees, (iii) the issuance of additional securities for cash and (iv) the sale of all of our outstanding capital stock or all or substantially all of our assets, or our merger with another entity, provided that SkyePharma was to receive the same consideration for its shares as other holders of common stock and would be able to participate in the sale or merger on the same terms as the most favorable terms available to any of our other stockholders and the total consideration for the transaction was greater than $135 million. The Amended SkyePharma Stockholders' Agreement has expired.

      We also entered into two agreements concerning the formulation and development of our initial injectable product candidate, Psoraxine(R), with SkyePharma. Under the terms of the Technology Access Option Agreement, dated December 10, 2001, we paid to SkyePharma a $5.0 million technology access fee for the option to acquire a license for DepoFoam and other relevant drug delivery technologies owned by SkyePharma. Under the terms of the Technology Access Option Agreement, if we exercise our option, we must pay a royalty of 5% of net sales of all products manufactured or sold that use or exploit the drug delivery technologies that we license from SkyePharma. In addition, if we exercise our option, SkyePharma retains the right during the term of the Technology Access Option Agreement to undertake the manufacture of all of our products that incorporate or utilize the drug delivery technologies. The option we received under the Technology Access Option Agreement expires on December 10,

2008. The Technology Access Option Agreement may be terminated by either party if (i) the other party commits any irremediable breach of the agreement, (ii) the other party commits any remediable breach and fails to remedy such breach within sixty days of service of notice of the breach, (iii) a court makes an administration order with respect to the other party or any composition in satisfaction of the debts of, or scheme of arrangement of the affairs of, the other party, or (iv) the other party becomes insolvent, has a receiver appointed over any of its assets, enters into any composition with creditors generally or has an order made or resolution passed for it to be wound up. SkyePharma has the right of first negotiation to acquire the worldwide marketing rights to Psoraxine(R). We have evaluated the technology access option fee we paid under the Technology Access Option Agreement, which we have been capitalizing as a research and development intangible asset over a seven-year period, and have determined that as of December 31, 2005, the technology access option fee exceeded its fair market value. Consequently, we recorded as additional research and development costs in 2004 a charge of $2,797,612 to reflect an impairment of this intangible asset.

      All of the Company's intangible assets were fully impaired as of December 31, 2006.

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

Employees and Consultants

      As of March 31, 2007, we have only one employee, with no significant salary, Dr. Jose Antonio O'Daly, our Chief Scientific Officer, Interim Chief Financial Officer, Interim Chief Executive Officer and Chairman of the Board.

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

      We are insolvent, we have ceased drug development efforts and we will need to obtain additional funds immediately to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      As of the date of this filing Astralis' liabilities exceed its cash: as of April 14, 2007, the Company has $35,586 in available cash and accounts payable of $91,267. Astralis has ceased drug development efforts, has only one employee and may be forced to file for protection under Federal bankruptcy laws. The Company will need to raise additional funds immediately to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint.

      No assurance can be given that we will be able to obtain financing, or successfully sell assets or stock, or, even if such transactions are possible, that they will be on terms reasonable to us or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. If we do not obtain additional funds immediately, we will likely be required to eliminate programs, delay development of our products, alter our business plans, or in the extreme situation, cease operations.

      As a result of our losses and the matters described in the preceding paragraph, the Independent Auditors' Report on our financial statements includes a paragraph indicating doubt about our ability to continue as a going concern. The financial statements that accompany this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      Recent and future changes in senior management and board composition has made it virtually impossible for us to implement our business plan. In addition we no longer have any independent Board members, no management team and no member of our Audit Committee.

      On January 25, 2006, we accepted the resignation of James Sharpe, effective as of December 31, 2006 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. On October 6, 2006, Michael Garone resigned as the Company's interim Chief Executive Officer and Chief Financial Officer. Simultaneously, Gar-1 Business Advisory Services, an entity owned by Mr. Garone, was appointed by the Board as a consultant and financial advisor to assist in the analysis and development of the Company's strategic plan. Currently, Dr. Jose Antonio O'Daly, our only employee, is serving as Chairman of the Board, Chief Scientific Officer, interim Chief Financial Officer and interim Chief Executive Officer. Dr. O'Daly, a physician from Venezuela, does not have substantial experience running a public company or developing pharmaceutical products for commercialization.

      Additionally there have been significant changes to the composition of our Board of Directors. Eight of the ten members of the Board that was in place during December 2005 have resigned. Consequently, the Company has two Board members, neither of whom is independent. The Company is not in compliance with its bylaws in regards to Board Composition, nor does it have enough qualified members to populate required committees. We no longer have an Audit Committee that includes a financial "expert" as defined by Item 407(d)(5) of Regulation S-B of the Exchange Act.

      We have determined that our disclosure controls and procedures are ineffective and our auditor has concluded that our current internal controls are insufficient to protect our assets.

      Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our interim Chief Executive Officer and interim Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      As a result of the audit of our 2006 financial statements by our independent auditors we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

      Our independent auditors identified certain errors in the financial statements in the current period that were not initially identified by the Company's internal control over financial reporting. The errors were in the areas of proper accrual of the registration rights penalty in connection with a 2005 private placement to the accredited investor Blue Cedar Limited, proper discount and authorization of the beneficial conversion feature on our convertible notes payable, accrual of expenses and recognition of option expense. The aggregate amount of these errors was material to our financial statements and therefore represents a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

      Our controls over financial reporting have been weakened as a consequence of recent resignations by certain of our Board members and management team. Our Board of Directors does not include any members who are independent or who would otherwise qualify to serve on our Audit Committee as a financial "expert" as defined by Item 407(d)(5) of Regulation S-B of the Exchange Act. Additionally, because Dr. O'Daly is the only active employee left in the Company there are significant changes in controls over financial administration and protection of Company information. The independent auditor has concluded that current controls are insufficient to insure protection of our assets.

      The Company has experienced greater than one year delay in the development program of its primary drug candidate, Psoraxine(R) due to its inability to raise sufficient cash in a timely manner. Consequently, Psoraxine(R) may never reach commercial markets, or if it does, it may not achieve anticipated market milestones.

      Due to the Company's inability to secure sufficient funding to continue the development of Psoraxine(R) on a timely basis, and its initial failures in its clinical trials, the market introduction of Psoraxine(R) has been delayed at least one year. If sufficient funding is not obtained soon, the development program may never reach commercial markets. Additionally, as time goes by it becomes more likely that competitive drugs will be introduced and that may affect the market potential of Psoraxine(R).

      We have no sales; we will not have sales in the foreseeable future; we are in an early stage of development and we may never sell products or become profitable.

      We commenced our current operations in 2001 and such operations remain in an early stage of development. We have no products approved for sale and therefore, no means to generate revenue. We have not commercialized any products, had no revenues and had incurred a cumulative net loss to common shareholders of (32,377,212) as of December 31, 2006 which has increased to date. The cumulative net loss to common shareholders through December 31, 2006 includes non-cash preferred stock dividends of (22,218,750). We expect that if we identify additional funds, substantial losses will continue for the foreseeable future. In order to obtain revenue from the sales of our product candidate, Psoraxine(R), we must successfully develop, test, obtain regulatory approval for, manufacture, market and eventually sell such product candidate. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect that if we remain in business, we will continue to incur operating losses for the next several years as we continue our research and development efforts for Psoraxine(R) and any subsequent product candidates. Commercialization of any of our products will take a significant amount of time and successful commercialization may not occur at all. As a result, we may never become profitable.

      Psoraxine(R) may never be approved by the FDA because the results of our Phase II study failed to meet its primary study endpoint.

      We have focused our development efforts to date on conducting clinical trials for an immuno-stimulatory drug, Psoraxine(R), for the treatment of psoriasis. During 2004 and 2005 we conducted a randomized, double-blinded, placebo-controlled clinical study involving 120 patients with moderate to severe psoriasis who received six (6) intramuscular injections of Psoraxine(R). The primary endpoint of the study was a specified level of improvement of symptoms measured in accordance with the Psoriasis Area and Severity Index, or PASI, which is a measurement scale that ranks the severity of symptoms of patients suffering from psoriasis. While Psoraxine(R) was found to be safe and well-tolerated, our analysis of the data showed no statistically significant improvement of those Phase II study patients who received six injections of Psoraxine(R) for a twelve weeks treatment period compared to patients taking a placebo.

      The failure of our Phase II study to meet its primary endpoint makes FDA approval of Psoraxine(R) substantially more uncertain. To continue Psoraxine(R) 's development and to obtain FDA approval to market Psoraxine(R), we must complete our analysis of the data from the Phase II study to identify why the Phase II study failed to meet its primary endpoint. We have developed and are testing a hypothesis that may explain the results of our Phase II study. We must then undertake additional Phase I or Phase II clinical trials that are adjusted to account for the cause or causes of the initial Phase II study's failure. Although we have already identified a number of possible reasons for the failure to demonstrate efficacy in the recent Phase II trial, and we have also developed a preliminary plan for new clinical studies, there can be no guarantee that we will be able to identify with certainty why our Phase II study failed to meet its primary endpoint and that we will be able to make the needed adjustments for further Phase II studies to be successful. There is also no guarantee that the FDA would approve Psoraxine(R) even if we deem additional clinical trials to be successful.

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

      We may not develop products that prove to be safe and effective; that meet applicable regulatory standards or that we can manufacture at reasonable costs or market successfully. Successful products will require significant development and investment, including testing, to demonstrate their safety and efficacy prior to their commercialization. We have not proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any regulatory authority will approve our initial product candidate, Psoraxine(R). Our research and development and clinical trials may not confirm the safety and efficacy of our products, in which case regulatory authorities may not approve them. In addition, even if we successfully complete our research and development efforts, Psoraxine(R) may not perform in the manner we anticipate, and may not be accepted for use by the public.

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

      We license and do not own our intellectual property. If we file for protection under the Federal bankruptcy laws, the rights to our patents generally revert to Dr. O'Daly. Any inability to protect our proprietary technologies adequately could harm our competitive position.

      We license, and do not own, the intellectual property rights to Psoraxine(R). Dr. Jose Antonio O'Daly is the owner of the patent for Psoraxine(R). Under the terms of a license agreement and assignment of license agreement, we have the right to use any patent issued pursuant to Dr. O'Daly's patent application. If we file for protection under the Federal bankruptcy laws, the rights to our patents generally revert to Dr. O'Daly. We also have rights to other patents filed by Dr. O'Daly under the terms of our employment agreement with him. Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

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

      We depend on the services of Dr. Jose Antonio O'Daly our Chief Scientific Officer, Interim Chief Financial Officer, Interim Chief Executive Officer and Chairman of the Board. The loss of his services would adversely impact the achievement of our objectives. To execute our business plan fully it is essential that we retain Dr. O'Daly. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Although we believe we can successfully attract and retain qualified personnel, we face intense competition for experienced scientists. Failure to attract and retain skilled personnel would prevent us from pursuing collaborations and developing our products and core technologies to the extent otherwise possible.

      Our planned activities will require additional expertise. These activities will require the addition of new personnel, including management. The inability to acquire or develop this expertise could impair the growth, if any, of our business.

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

      The market price of our common stock has been and will likely continue to be highly volatile. From the date trading of our common stock commenced until March 31, 2007, the range of our stock price has been between $0.02 and $7.15. Factors including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, government regulation, or developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, our stockholders, or the holders of warrants and options, could have an adverse effect on the price of our common stock.

      A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

      Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. We have an aggregate of 91,454,873 shares of our common stock outstanding. If all options and warrants currently outstanding to purchase shares of our common stock are exercised, there will be approximately 146,204,460 shares of our common stock outstanding. Of the outstanding shares, up to 73,172,055 shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by one of our "affiliates" as such term is defined in Rule 144 of the Securities Act. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The sale and distribution of these shares may cause a decline in the market price of our common stock.

      Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

      Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the Nasdaq National Market or the Nasdaq Small-Cap Market. Because our common stock does not trade on a stock exchange or on the Nasdaq National Market or the Nasdaq Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 2. Description of Property

      We lease our executive offices located at 75 Passaic Avenue, Fairfield, New Jersey 07004. Our laboratory space was abandoned to control costs. Currently, the Company's lease expires in June 2007. The Company exchanged its laboratory equipment and supplies for the use of its executive offices through June 2007. After June, the Company will have no offices and will have to identify new capital to secure new office and laboratory space and equipment to continue research and development efforts.

Item 3. Legal Proceedings

      Neither we, nor any of our properties, are presently a party to any material legal proceeding, nor, to our knowledge, is any such proceeding threatened against us or any of our properties.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted for a vote of our shareholders during the fourth quarter of our fiscal year 2006.

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

                                        High                       Low
                                        ----                       ---
         2005
         ----
         First Quarter                  $0.84                    $0.20
         Second Quarter                 $0.40                    $0.20
         Third Quarter                  $0.25                    $0.15
         Fourth Quarter                 $0.16                    $0.02

         2006
         ----
         First Quarter                  $0.22                    $0.02
         Second Quarter                 $0.18                    $0.06
         Third Quarter                  $0.08                    $0.04
         Fourth Quarter                 $0.05                    $0.02

Holders of Common Stock

      As of March 31, 2007, there were approximately 89 record holders of our common stock.

Dividends

      We have never paid or declared a cash dividend on our common stock and do not anticipate that any will be paid in the future.

Equity Compensation Plan Information

      The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2006:

           Equity Compensation Plan Information at December 31, 2006

                                                 Number of securities to    Weighted-average   Number of securities
                                                    be issued upon the       exercise price     remaining available
                                                 exercise of outstanding     of outstanding     for future issuance
                                                  options, warrants and         options,           under equity
                                                        rights (a)            warrants and      compensation plans
                                                                                 rights             (excluding
                                                                                  (b)         securitiesreflected in
                                                                                                    column (a)
Equity compensation plans approved by
securities holders                                      1,454,000                $0.26 -
                                                                                 $2.50               3,521,000
Equity compensation plans not approved by
securities holders                                           0                      0                    0

                                                                                 $0.26 -             3,521,000
Total                                                   1,454,000                $2.50

Recent Sales of Unregistered Securities

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

      On June 15, 2006, the Company closed a private placement of securities from which it received proceeds of $100,000. In connection with such private placement, the Company issued to Manuel Tarabay, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $100,000, convertible into shares of the Company's Common Stock at $0.075 per shares, and (ii) a warrant to purchase 1,333,333 shares of Common Stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

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

      On August 19, 2005, the Company closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of Common Stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of

Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required the Company to file a registration statement within approximately 30 days of the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, the Company is subject to liquidated damages of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid liquidated damages amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

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

      In January 2005, the Company issued 100,000 shares of the Company's common stock along with 728,000 options to James Sharpe, the Company's former Chief Executive Officer and President. The options were issued with an exercise price of $0.70 with a term of ten years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. Mr. Sharpe resigned as Chief Executive Officer, President and member of the Board of Directors as of January 25, 2006, with an effective resignation date of December 31, 2006.

      On December 10, 2004, we entered into an Employment Agreement with Dr. Jose Antonio O'Daly, the Chairman of our Board of Directors, our Chief Scientific Officer and our interim CEO and interim CFO. Pursuant to the terms of the Employment Agreement, we granted Dr. O'Daly options to purchase 728,000 shares of our common stock at an initial exercise price of $0.70 per share. The options were fully vested upon grant and expire in ten years.

      On July 9, 2004, Steven Fulda, a former member of our Board of Directors, exercised options to purchase 25,000 shares of our common stock at $0.45 per share.

      On July 2, 2004, we granted options to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share to Samuel Barnett, our former Director. Twenty-five percent of the options were vested upon the date of grant, and options to purchase an additional 12,500 shares of our common stock will vest each year thereafter on the anniversary of the date of grant. The options will expire in four years.

      In June 2004, we issued units consisting of 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock to FPP Capital Advisors, which is controlled by Fabien Pictet, a former member of our Board of Directors, in consideration for services valued at $75,000 that were rendered to us in negotiating a Call Option Agreement, dated January 12, 2004, between us and SkyePharma. The 150,000 warrants have an exercise price of $0.73 per share of common stock and expire five years from the date of issue. Under the Call Option Agreement, SkyePharma agreed that up to 12,500,000 shares of its common stock issued upon conversion of the Series A Convertible Preferred Stock were subject to a call option, exercisable at our discretion upon completion of agreed upon milestones and ending on January 20, 2007. In the event we exercised the call option, the exercise price was between $1.28 and $1.52 per share, depending on the date of exercise. We assigned to FPP Capital Advisors the right to purchase 1,250,000 shares of our common stock pursuant to the Call Option Agreement. We relied on the exemption from registration with the Securities and Exchange Commission provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Call Option Agreement expired on January 20, 2007.

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

Overview

      Astralis, Ltd. is a development stage biotechnology company that was engaged primarily in the research and development of treatments for immune system disorders and skin diseases, such as psoriasis and psoriatic and rheumatoid arthritis. The Company's initial product candidate, Psoraxine(R), is a protein extract used for the treatment of the skin disease psoriasis.

      As of the date of this filing Astralis' liabilities exceed its assets. Consequently all drug development efforts have ceased until sufficient funding may be raised. Furthermore, substantial additional funds will be needed in order to fund continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time. We have only one employee remaining, being Dr. Jose Antonio O'Daly, our Chairman. We are seeking funds to:

      o     Continue ongoing research and development of Psoraxine(R);

      o Recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Develop technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as arthritis, eczema, seborrheic dermatitis and leishmaniasis.

      Because the Company has not been able to secure sufficient funding to continue the development of Psoraxine(R) on a timely basis, the market introduction of Psoraxine(R) has been delayed at least one year. If sufficient funding is not obtained soon, the development program will likely never reach commercial markets. During the last year, all of the Company's independent Board members have resigned. There is no audit committee, no compensation committee and there are only two members of the Board remaining, neither of whom has substantial business experience in the United States or in the biotechnology industry.

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005.

For fiscal year ended December 31, 2006:

      For the fiscal year ended December 31, 2006, we had no revenue from operations and incurred operating expenses of $1,377,791 which consisted primarily of:

      o     Research and development costs of $473,150; and

      o General and administrative costs of approximately $866,357, including professional fees and our general corporate expenditures.

      In December 2006, we received $466,168 in cash from the sale of a portion of our tax related net operating losses ("NOLS") under the State of New Jersey's Technology Business Tax Certificate Transfer Program. The program is an initiative adopted by the New Jersey State legislature that allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLS and defined research and development tax credits for cash.

      In the fourth quarter of 2006 we recognized $42,656 as the fair value of the liquidated damages penalty provision payments in connection with the Registration Rights Agreement with Blue Cedar from 2005.

      As a result, during the fiscal year ended December 31, 2006, we incurred a net loss of $ 979,446.

For fiscal year ended December 31, 2005:

      On August 19, 2005, the Company closed a private placement of securities from which it received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D and the required number of manually executed originals and true copies of Form D were and timely filed with the Securities and Exchange Commission. Lipworth Capital Limited acted as the placement agent in connection with the private placement. The Company paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, the Company granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required the Company to file a registration statement within approximately 30 days of the final closing of the private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, the Company is subject to liquidated damages of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid penalty amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

      In August 2005, the Board of Directors approved a resolution, subject to shareholder approval, to increase the authorized number of shares of common stock by 200,000,000 shares. The Company has not yet held a stockholders meeting to approve such amendment.

      For the fiscal year ended December 31, 2005, we had no revenue from operations and incurred operating expenses of $4,166,145 which consisted primarily of:

      o Research and development costs of $2,395,545, including $1,635,461 that we incurred to complete our Phase II clinical study.

      o General and administrative costs of approximately $1,630,279, including professional fees and our general corporate expenditures.

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

The Next Twelve Months

      At December 31, 2006 we had cash balances of $211,495, which as of April 14, 2007 was substantially depleted to $35,586. Currently, the Company has $91,267 outstanding obligations. If the Company cannot raise additional funding immediately, it will be forced to cease operations.

      Although the Company has no funding to continue any operating activities, if sufficient funding is raised it will be used over the course of the next twelve months as follows:

      o Our primary focus would be to further development efforts of our initial product candidate, Psoraxine(R). In March 2005, the Company announced that the Phase II study of its novel immuno-stimulatory product for the treatment of Psoriasis did not meet the primary study endpoint upon completion of the treatment phase of the study. In the study, Psoraxine(R) was found to be safe and well-tolerated. Accordingly, we analyzed the data and developed an hypothesis that may explain why we received these unexpected results. In this regard, we would realign development activities to focus on such things as formulation, manufacturing, analytical protocols and potency; and we would test the hypothesis to explain unexpected results and determine the best course for future development.

      o The business plan would be implemented in phases: during the first phase we would test the hypothesis developed recently to assess causes for unexpected results in the Phase II trial. During the second phase, test results would be used to design and begin a new Phase II trial. We expect that we would be required to incur expenses of approximately $1,000,000 to third parties in connection with these two phases of the continuing development of Psoraxine(R).

      o We would be required to hire new employees for which we would spend approximately $250,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o We would have to identify new office and laboratory space which could cost approximately $250,000 for our general administrative and working capital requirements.

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

      o We will need to raise additional funds immediately to continue our operations for the period following the first quarter of 2007 and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we could be required to cease operations and to seek protection under the federal bankruptcy laws.

Item 7. Financial Statements

      The financial statements required by this Item 7 begin at page F-1 of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On August 9, 2006 the Audit Committee of the Board of Directors of Astralis dismissed LJ Soldinger Associates, LLC ("Soldinger"), the independent registered public accounting firm for Astralis and retained Malone & Bailey, P.C, as the independent registered public accounting firm for Astralis. Soldinger was notified of this decision on August 9, 2006.

      The disagreements between Astralis and Soldinger, in each instance having been discussed and resolved between the Company and Soldinger to Soldinger's satisfaction prior to the filing of the Company's annual reports on Form 10-KSB or quarterly reports on Form 10-QSB, were as follows:

      1. In connection with the audit of the Astralis 2004 financial statements Soldinger and members of management informed the audit committee that under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") Astralis was required to recognize an impairment of its technology access option fee, a finite lived intangible asset. The initial position of Astralis' audit committee was that no impairment was necessary. Management reviewed, tested and proved the audit committee's position. Subsequently, the circumstances of the drug development program changed. In light of these changed circumstances, management and the audit committee agreed that recognition of an impairment was necessary and recorded an impairment in the amount of $2,797,612 as of December 31, 2004.

      2. In connection with the audit of the Astralis 2005 financial statements, Soldinger notified Astralis' management that it needed to account for its obligation for penalties that may result from registration rights agreements that Astralis had previously entered into with Blue Cedar Limited ("Blue Cedar"). Management agreed with Soldinger but explained to Soldinger that the penalty had not been recognized previously because there was a verbal agreement between Astralis and Blue Cedar's representative to waive the penalty. Subsequently, when the formal waiver from Blue Cedar was not received, Astralis' management accounted for these registration rights penalties and determined a liability value which Astralis recorded in the 2005 financial statements. Despite management believing that it was in agreement with Soldinger and that the Company was simply waiting for a written confirmation of a verbal agreement, Soldinger has written in its letter that it disagreed with Astralis' initial value of the registration rights penalty it planned to record as of March 31, 2006 and certain of the underlying assumptions used in the calculation.

      3. In connection with the audit of the Astralis 2005 financial statements and Soldinger's SAS 100 review of the Astralis financial statements for first calendar quarter of 2006, Soldinger identified certain errors in the financial statements that were not initially identified by Astralis' internal control over financial reporting. Soldinger communicated these items to the audit committee and management. Astralis' management maintained that it had effective disclosure controls and procedures but conceded that internal controls needed to be improved. Due to, among other things, further discussions among Astralis' management, audit committee and Soldinger, the filing deadline was missed. Because the SEC filing was submitted after the filing deadline, management disclosed in its Form 10-KSB Annual Report and its Form 10-QSB Quarterly Report for the first quarter of 2006 that Astralis' disclosure controls were ineffective and that internal controls needed improvement.

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our interim Chief Executive Officer and interim Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      As a result of the audit of our 2006 financial statements by our independent auditors we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

      Our independent auditors identified certain errors in the financial statements in the current period that were not initially identified by the Company's internal control over financial reporting. The errors were in the areas of proper accrual of the registration rights penalty, proper discount and amortization of the beneficial conversion feature on our convertible notes payable, accrual of expenses and recognition of option expense. The aggregate amount of these errors was material to our financial statements and therefore represents a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

      Management will review the system of internal controls and take steps to insure information required to be disclosed by the Company in reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Committee's rules and forms.

      (b) Changes in internal controls.

      Controls are weakened as a consequence of recent resignations by certain of our Board members and management team. The Board does not include any members who are independent or who would otherwise qualify to serve on our Audit Committee as a financial "expert" as defined by Item 407(d)(5) of Regulation S-B of the Exchange Act. Additionally, because Dr. O'Daly is the only active employee left in the Company there are significant changes in controls over financial administration and protection of Company information. The independent auditor has concluded that current controls are insufficient to insure protection of Company assets.

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

      Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2006, all the Reporting Persons complied with all applicable filing requirements except that Fabien Pictet has failed to file Forms 4 and Forms 5.

Directors and Executive Officers

      The names, ages and positions of our current directors and executive officers are as follows:

Name                                            Age                          Position
--------------------------------                ---         ----------------------------------------------------
Jose Antonio O'Daly, M.D., Ph.D.                65          Chairman of the Board of Directors and Chief
                                                            Scientific Officer, interim Chief Executive Officer,
                                                            interim Chief Financial Officer

Manuel Tarabay                                  54          Director

There are no familial relationships among our directors and/or officers. Directors hold office until the next annual meeting of our stockholders or until their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Jose Antonio O'Daly, M.D., Ph.D. Dr. O'Daly has served as our Chairman of the Board of Directors since November 2001, and was appointed our Chief Scientific Officer on December 22, 2004. Since October 2006, Dr. O'Daly has been our interim CEO and interim CFO. From November 2001 to December 22, 2004, Dr. O'Daly served as our President of Research and Development. Dr. O'Daly is the sole founder of the Center for Research and Treatment for Psoriasis in Caracas, Venezuela and has served as its President since 1998. From 1972 to 1998, Dr. O'Daly served as Director and Head of Research of the Microbiology Center of the Venezuelan Institute of Scientific Investigations. Dr. O'Daly attended the Central University of Venezuela, Caracas, receiving his Doctor of Medicine degree in 1964 and his Doctorate of Medical Sciences in 1968. In 1971, Dr. O'Daly earned a Doctorate of Philosophy from the Johns Hopkins University in Baltimore, Maryland. Dr. O'Daly is an honorary member of the National Academy of Medicine of Venezuela.

Manuel Tarabay. Mr Tarabay has served as one of our Directors since August 19, 2005. Mr. Tarabay joined the Board in connection with the investment of $2 million by Blue Cedar. He serves as Blue Cedar's representative on the Board in accordance with the terms of Blue Cedar's investment which closed on August 19, 2005. Mr.Tarabay also acts as financial advisor to several investors who reside in the Middle East and Europe. During his 25 year career in Finance he has had various assignments throughout the world with Merrill Lynch, JPMorgan, Bankers Trust, Donaldson Lufkin Jenrette, and Credit Suisse First Boston. Mr. Tarabay holds a B. A. Degree.in Mathematics (Computer Sciences) from Dartmouth College; a M. S. Degree in Computer Electronics Engineering from the Jesuit School of Engineering in Beirut; and an MBA Degree in Finance from Insead in Fountainbleau.

Audit Committee

      The Audit Committee of our Board of Directors was an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee had in the past recommended to the Board of Directors the independent public accountants to be selected to audit our annual financial statements, evaluated internal accounting controls, reviewed the adequacy of the internal audit budget, personnel and plan, and determined that all audits and exams required by law were performed fully, properly, and in a timely fashion. Currently, the Company does not have an Audit Committee because there are no members of the current Board who qualify as a "financial expert" as defined by
Item 407(d)(5) of Regulation S-B of the Exchange Act and who are "independent" under Item 7(d)(3)(iv) of Schedule 14A, promulgated under the Exchange Act.

Item 10. Executive Compensation.

      The following table sets forth certain information regarding compensation paid by us and our predecessors during the last fiscal year to our Chief Executive Officer and any other executive officer who received compensation greater than $100,000 during the last fiscal year.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------------------
    Name and Principal       Year   Salary      Bonus      Stock       Option       Non-Equity   Nonqualified   All Other     Total
         Position                     ($)        ($)     Awards ($)   Awards ($)    Incentive      Deferred      Compen-       ($)
                                                                                      Plan      Compensation   sation ($)
                                                                                  Compensation    Earnings
                                                                                       ($)           ($)

           (a)               (b)      (c)        (d)         (e)         (f)           (g)           (h)          (i)         (j)
-----------------------------------------------------------------------------------------------------------------------------------
Current
-----------------------------------------------------------------------------------------------------------------------------------
Dr. Jose Antonio O'Daly,    2006  $69,781.25     --          --          --            --            --           --      $69,781.25
Chairman of the Board,
Chief Scientific Officer,
Interim Chief Executive
Officer, Interim Chief
Financial Officer (1)
-----------------------------------------------------------------------------------------------------------------------------------
Former
-----------------------------------------------------------------------------------------------------------------------------------
James Sharpe                2006  $ 19,250       --          --          --            --            --       $50,000(3)  $69,250
Former President and
Chief Executive Officer
(2)
-----------------------------------------------------------------------------------------------------------------------------------
Michael Garone (4)          2006  $197,185       --          --          --            --            --         $50,000   $197,185
Former Chief Financial
Officer, Former Interim
Chief Executive Officer
and Former Interim
President
-----------------------------------------------------------------------------------------------------------------------------------

(1) Dr. O'Daly became one of our employees on July 1, 2002. Prior to July 1, 2002, Dr. O'Daly provided services as a consultant to the company.

(2) On January 25, 2006, we accepted the resignation of Mr. Sharpe, effective December 31, 2005 with respect to his position as a member of our Board of Directors and with respect to his position as our Chief Executive Officer and President.

(3) This amount is the separation fee paid to Mr. Sharpe pursuant to the Separation Agreement and General Release by and between the Company and Mr. Sharpe.

(4) Mr. Garone became the Chief Financial Officer as of February 21, 2005. As of January 25, 2006, Mr. Garone was appointed by the Board of Directors to serve as interim Chief Executive Officer and interim President. On October 6, 2006, Mr. Garone resigned as Chief Financial Officer, interim Chief Executive Officer and interim President. Gar-1 Business Advisory Services, an entity owned by Mr. Garone, was hired as a consultant to provide financial adv ice and various administrative services to the Company.

Employment Agreements

      On December 22, 2004, we entered into an employment agreement with Dr. Jose Antonio O'Daly, who is currently the Chairman of our Board of Directors, our Chief Scientific Officer and our interim CEO and interim CFO. Under the terms of his employment agreement, Dr. O'Daly is entitled to an annual base salary of $231,000 payable in arrears in bi-monthly installments, less statutory deductions (the "Base Salary") and an annual bonus of up to 25% of his Base Salary and based upon achievement of such goals and subject to such additional terms as may be determined by the Board of Directors. As a member of our senior management team, Dr. O'Daly has been granted the option to purchase 728,000 shares of our common stock with an initial exercise price of $0.70 per share. The options are fully vested and have a term of ten years. In the event of a voluntary termination for "good reason" or if Dr. O'Daly is terminated following a change in control or without "cause," he generally will receive, among other things, the following severance benefits: (a) an amount equal to two times his annual Base Salary established for the fiscal year in which the date of termination occurs and (b) an amount equal to two times his annual bonus award established for the fiscal year in which his date of termination occurs. In the event of a voluntary termination by Dr. O'Daly without good reason, or if Dr. O'Daly is terminated by us for cause, he will receive the following severance benefits: (a) an amount equal to his Base Salary for one year and (b) an amount equal to one times his annual bonus award established for the fiscal year in which his date of termination occurs. The employment agreement includes certain non-competition and confidentiality provisions.

      On January 27, 2005, we entered into an employment agreement with James Sharpe, our former Chief Executive Officer and President, pursuant to which Mr. Sharpe was entitled to (i) an annual base salary of $231,000 payable in arrears in bi-monthly installments, less statutory deductions ("Sharpe's Base Salary");
(ii) an annual bonus of up to 25% of Sharpe's Base Salary, based upon achievement of such goals and subject to such additional terms as were to be determined by the Board of Directors; and (iii) 100,000 shares of fully vested common stock issued on Mr. Sharpe's first day of employment. In addition, in accordance with his employment agreement, Mr. Sharpe had been granted options to purchase 728,000 shares of common stock, of which options to purchase 182,000 shares had vested at the time of his resignation. Mr. Sharpe resigned from his positions at the Company, pursuant to the terms of the Separation Agreement, dated January 25, 2006. Pursuant to the terms of the Separation Agreement, Mr. Sharpe received a severance payment in the amount of $50,000. In addition, in accordance with the terms of the Separation Agreement, Mr. Sharpe had been granted options to purchase 182,000 shares of common stock which vested on January 27, 2006 at the market price as of such date and additional options to purchase 182,000 shares of common stock.

      On January 25, 2006 the Company's Board of Directors appointed Mr. Garone to serve as interim Chief Executive Officer and interim President until the Company's Board of Directors elected a new Chief Executive Officer and President to replace Mr. Sharpe. Mr. Garone's consultant agreement terminated when, on October 6, 2006, he resigned as the Company's interim Chief Executive Officer and Chief Financial Officer. Simultaneously, Gar-1 Business Advisory Services, an entity wholly owned by Mr. Garone was appointed by the Board as a consultant and financial advisor to assist in the analysis and development of the Company's strategic plan. We agreed to indemnify Gar-1 Business Advisory Services against any claims that may arise as a result of the performance of its duties as our financial advisor and administrator under the consultant agreement and to include Mr. Garone, at our cost, as an insured party under our current directors' and officer' liability insurance policy. The term of the consultant agreement can be terminated early by Gar-1 Business Advisory Services without cause upon 10 days written notice or by either party with cause upon 10 days written notice. The agreement was set to expire on April 6, 2007, but has been extended until September 20, 2007.

2001 Stock Option Plan

      Our 2001 Stock Option Plan ("2001 Plan") was unanimously adopted by the Board of Directors on November 1, 2001 and approved by our stockholders at a special meeting held on November 1, 2001. The 2001 Plan provides for the issuance of 5,000,000 shares of common stock underlying stock options available for grant thereunder. The purpose of the 2001 Plan is to provide additional incentive to our directors, officers, employees and consultants who are primarily responsible for our management and growth. Each option will be designated at the time of grant as either an incentive stock option (an "ISO") or as a non-qualified stock option (a "NQSO"). As of December 31, 2006, options to purchase 1,454,000 shares of common stock have been granted under the 2001 Plan.

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

                  Outstanding Equity Awards at Fiscal Year-End

      The following table sets forth unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of the Company's fiscal year ending December 31, 2006.

------------------------------------------------------------------------------------------------------------------------------------
                                               Option Awards                                           Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
         Name             Number        Number       Equity      Option     Option      Number      Market       Equity      Equity
                            of            of        Incentive   Exercise  Expiration  of Shares    Value of    Incentive   Incentive
                        Securities    Securities      Plan       Price       Date      or Units    Shares or      Plan        Plan
                        Underlying    Underlying     Awards:      ($)                  of Stock    Units of     Awards:     Awards:
                       Unexercised   Unexercised     Number                           That Have      Stock       Number    Market or
                         Options       Options         of                                Not       That Have       of        Payout
                           (#)           (#)       Securities                           Vested        Not       Unearned     Value
                       Exercisable  Unexercisable  Underlying                            (#)        Vested      Shares,        of
                                                   Unexercised                                        ($)       Units or    Unearned
                                                    Unearned                                                     Other      Shares,
                                                     Options                                                     Rights     Units or
                                                       (#)                                                     That Have     Other
                                                                                                                  Not        Rights
                                                                                                                 Vested    That Have
                                                                                                                  (#)         Not
                                                                                                                             Vested
                                                                                                                              ($)

         (a)               (b)           (c)           (d)        (e)         (f)        (g)          (h)         (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Current
------------------------------------------------------------------------------------------------------------------------------------
Dr. Jose Antonio       728,000           --            --       $.70      12/10/04       --           --          --          --
O'Daly,
Chairman of the Board
of Directors, Chief
Scientific Officer,
Interim Chief
Executive Officer,
and Interim Chief
Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
Former
------------------------------------------------------------------------------------------------------------------------------------
James Sharpe           364,000           --            --       $.03 -    1/27/11,       --           --          --          --
Former President and                                            $.70      2/15/15
Chief Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
Michael Garone              --           --            --         --         --          --           --          --          --
Former Chief
Financial Officer,
Former Interim Chief
Executive Officer and
Former Interim
President
------------------------------------------------------------------------------------------------------------------------------------

Board Composition

      Since December 2005 eight of the Company's ten directors have resigned. We currently have two directors, each serving a term until the next annual meeting of stockholders. Because the Company has not been able to attract new directors to replace those who resigned, the Company is not in compliance with its bylaws nor with the terms of the Blue Cedar Stockholder's Agreement. In addition, neither of the two remaining directors are independent.

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

      The Amended SkyePharma Stockholders' Agreement gave SkyePharma the right to nominate one director and to require that the Board contain at least two independent directors. The Amended SkyePharma Stockholders' Agreement terminated on January 20, 2007.

Compensation of Directors

      The following table sets forth the compensation of our directors for the Company's fiscal year ending December 31, 2006.

                              DIRECTOR COMPENSATION

-----------------------------------------------------------------------------------------------------------------------------------
         Name             Fees        Stock         Option        Non-Equity        Nonqualified         All Other         Total
                         Earned       Awards        Awards      Incentive Plan        Deferred          Compensation        ($)
                           or          ($)           ($)         Compensation       Compensation            ($)
                         Paid in                                      ($)             Earnings
                          Cash
                           ($)

         (a)               (b)         (c)           (d)              (e)                (f)                (g)             (h)
-----------------------------------------------------------------------------------------------------------------------------------
Current
-----------------------------------------------------------------------------------------------------------------------------------
Manuel Tarabay              --         --            --               --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Former
-----------------------------------------------------------------------------------------------------------------------------------
Michael Ashton              --         --            --               --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Samuel T. Barnett       14,600         --            --               --                 --                 --             14,600
-----------------------------------------------------------------------------------------------------------------------------------
Fabian Pictet
-----------------------------------------------------------------------------------------------------------------------------------
Steve Fulda              1,000         --            --               --                 --                 --              1,000
-----------------------------------------------------------------------------------------------------------------------------------
Gordon L. Schooley,
Ph.D.                       --         --            --               --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------

      We reimburse all outside directors for travel and lodging expenses related to scheduled board meetings. Our Board of Directors authorized the following payments for non-executive, independent directors during the fiscal year-ended December 31, 2006: $1,000 for each board meeting attended in person and $400 for each meeting attended by teleconference; an annual retainer of $4,000 paid to the Chairman of the Audit Committee; $1,000 paid to each Audit Committee member per financial filing; an annual retainer of $2,500 paid to the Chairman of the Compensation Committee; an annual retainer of $1,500 paid to each Compensation Committee member, other than the Chairman; an annual retainer of $3,000 paid to the Chairman of the Strategic Planning Committee; an annual retainer of $1,000 paid to each Strategic Planning Committee member, other than the Chairman; and $1,000 paid to each Strategic Planning Committee member for each half-day strategic planning meeting attended in person. In addition, each non-executive Director will receive a one-time grant upon election to the Board of stock options to purchase 50,000 shares of our common stock, vesting over a four-year period with the first 25% vesting on the date of grant, and an annual grant upon the anniversary of election to the Board of stock options to purchase 20,000 shares of our common stock, vesting over a four-year period with the first 25% vesting on the date of grant. Other than the foregoing, our directors do not receive compensation pursuant to any standard arrangement for their services as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the names and beneficial ownership of our common stock owned as of March 31, 2007, by (i) each of our directors, (ii) each person named in the Summary Compensation Table, (iii) all our directors and executive officers as a group, and, to the best of our knowledge, (iv) all holders of 5% or more of the outstanding shares of our common stock. Unless otherwise noted, the address of all the individuals and entities named below is care of Astralis Ltd. at 75 Passaic Avenue, Fairfield, NJ 07004.

Name and Address                          Number of Shares of Common Stock       Percentage of Common Stock Owned
                                                    Beneficially
                                                     Owned (1)
Dr. Jose Antonio O'Daly (2) (3)                      14,368,000                                15.6%

Manuel Tarabay (4)                                    880,500                                    *

Blue Cedar (5)
  P.O. Box 546
  28-30 The Parade
  St. Helier, Jersey JE4 8X9                         54,040,404                                42.4%
  Channel Islands, United Kingdom

SkyePharma (3) (6)
   105 Piccadilly
   London W1J 7NJ
   England                                           36,413,900                                39.8%

All Officers and Directors                          105,702,804                                81.42%
as a Group

--------------------------------------------------------------------------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by him. The beneficial ownership percentage is based on 91,454,873 shares of our common stock outstanding as of March 31, 2007.

(2) Includes 13,640,000 shares of common stock and vested options to purchase 728,000 shares of common stock.

(3) Under the terms of Amended SkyePhama Stockholders' Agreement dated as of January 20, 2004 by and among us, SkyePharma, Dr. O'Daly and our other original shareholders, the parties agreed to vote all shares held by such parties for (i) one director designated by SkyePharma, (ii) one director designated by Dr. O'Daly, (iii) one director designated by each of the other three original shareholders and (iv) two independent directors. No party to the agreement had the right to dispose (or direct the disposition of) any shares of common stock held by any of the other parties to the agreement. Accordingly, each party disclaims beneficial ownership of the shares held by the other parties. Since the date of such agreement, the other three original shareholders resigned their positions with us and transferred all of their shares of common stock to SkyePharma. As a result, none of them have any rights to designate a director under the Agreement. The Amended SkyePharma Stockholders' Agreement expired on January 20, 2007.

(4) Includes 796,000 shares of common stock, warrants to purchase 72,000 shares of common stock within 60 days of March 31, 2007 and options to purchases 12,500 shares of common stock within 60 days of March 31, 2007. Mr. Tarabay is the Blue Cedar designee to the Board of Directors but disclaims beneficial ownership of shares owed by Blue Cedar.

(5) Includes 18,181,818 shares of common stock owned by Blue Cedar and (i) warrants to purchase 18,181,818 shares of common stock for a period of five years and (ii) warrants to purchase 12,121,212 shares of common stock for a period of twelve months. The warrants may be exercised as of August 17, 2005. Includes a promissory note that is convertible into 2,777,778 common stock and warrants to purchase 2,777,778 common stock for a period of five years.

(6) Includes 36,393,900 shares of common stock and warrants to purchase 20,000 shares of common stock that are exercisable within 60 days of March 31, 2007.

Item 12. Certain Relationships and Related Transactions

Relationship with Dr. Jose Antonio O'Daly

      In January 2004 the PTO issued a patent to Dr. Jose Antonio O'Daly for the "Compositions and Methods for the Treatment and Clinical Remission of Psoriasis" (the "Psoriasis Formula"). Under the terms of a license agreement and assignment of license agreement, we have the exclusive right and license to use and exploit this patent. Dr. O'Daly will continue to maintain ownership rights with respect to the patent and patent application. However, Dr. O'Daly has granted us a perpetual, royalty free license to his patent under the agreements, which will terminate only upon the expiration of the patent, or upon the commencement of a bankruptcy or insolvency proceeding involving our company or upon our dissolution or liquidation.

      In March 2002, Akiva LLC, a company owned by Dr. O'Daly, also filed an application to obtain patent protection internationally for the Psoriasis Formula under the Patent Cooperation Treaty. In addition, in August 2003, Akiva LLC filed patent applications in the European Union, Australia, Brazil, Canada, Mexico and Japan. We have rights to these applications, which are currently pending, pursuant to the license and assignment of license agreements described above.

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

      On January 20, 2004, we, SkyePharma, Dr. O'Daly and our other original shareholders entered into the Amended SkyePharma Stockholders' Agreement. Pursuant to the Amended SkyePharma Stockholders' Agreement, our Board of Directors was required to be comprised of at least seven Directors and at least two independent Directors. Per the Amended SkyePharma Stockholders' Agreement, SkyePharma had the right to nominate one Director. There is currently no director nominated by SkyePharma. The Amended SkyePharma Stockholders' Agreement terminated on January 20, 2007. Pursuant to the Amended SkyePharma Stockholders' Agreement, SkyePharma was required to vote its shares of our common stock in favor of certain enumerated transactions, where those transactions have been approved by our Board of Directors and all of the independent Directors. These transactions included (i) the amendment of our certificate of incorporation solely to increase our authorized capital stock, (ii) the adoption or amendment of an employee benefit plan applicable to all employees, (iii) the issuance of additional securities for cash and (iv) the sale of all of our outstanding capital stock or all or substantially all of our assets, or our merger with another entity, provided that SkyePharma would receive the same consideration for its shares as other holders of common stock and would be able to participate in the sale or merger on the same terms as the most favorable terms available to any of our other stockholders and the total consideration for the transaction was greater than $135 million. As indicated above, the Amended SkyePharma Stockholders' Agreement has expired.

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

Relationship with Blue Cedar and Lipworth Capital Limited

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar Limited, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of Common Stock. Lipworth Capital Limited acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933.

      Additionally, on August 19, 2005, we completed a private placement of securities from which we received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The private placement was only made available to one "accredited investor" as defined in Rule 501 of Regulation D. Lipworth Capital Limited acted as our placement agent in connection with the private placement. We paid an 8% fee to our placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, we granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement required us to file a registration statement within approximately 30 days of the final closing of our private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, we are subject to liquidated damages of $10,000 per month, being 0.5% of the aggregate purchase price plus 10% interest per annum to be paid on unpaid penalty amounts until such time as a registration statement covering the resale of securities sold to Blue Cedar is declared effective by the Securities and Exchange Commission.

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

10.1 (2)          Agreement and Plan of Merger

10.2 (4)          Contribution Agreement dated September 10, 2001

10.3 (5)          Purchase Agreement dated December 10, 2001

10.4 (5)          Stockholder Agreement dated December 10, 2001

10.5 (7)          2001 Stock Option Plan

10.6 (3)          Sub-Lease Agreement

10.7 (3) License Agreement dated April 26, 2001 between Dr. Jose Antonio O'Daly and Astralis LLC

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

10.12 (6)         Employment Agreement dated December 10, 2001, between Dr. Jose
                  Antonio O'Daly and Astralis Ltd.

10.13 (6)         Amendment #1 to Agreement for Services dated March 18, 2003 between SkyePharma Inc. and Astralis Ltd.

10.14 (7)         Omnibus Conversion Agreement dated January 12, 2004 between
                  Astralis Ltd. and SkyePharma PLC

10.15 (7)         Call Option Agreement dated January 20, 2004 between Astralis
                  Ltd. and SkyePharma PLC

10.16 (7)         Amendment No. 1 to Stockholders Agreement dated January 20,
                  2004 by and among Astralis Ltd., SkyePharma PLC, Dr. Jose
                  Antonio O'Daly, Mike Ajnsztajn, Gaston Liebhaber and Gina
                  Tedesco

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

10.27(14)         Form of Subscription Agreement dated June 15, 2006 by and
                  between Astralis Ltd. And Manuel Tarabay

10.28(14)         Form of Warrant dated June 15, 2006 issued to Manuel Tarabay by Astralis Ltd.

10.29(14)         Form of Convertible Promissory Note dated June 15, 2006 issued to Manuel Tarabay by Astralis Ltd.

10.30(14)         Form of Subscription Agreement used in the Registrant's August
                  2006 private placement

10.31(14)         Form of Warrant used in the Registrant's August 2006 private placement.

10.32(14)         Form of Convertible Promissory Note used in the Registrant's
                  August 2006 private placement.

10.33(16)         Consultant Agreement dated October 6, 2006 between Astralis
                  Ltd. And Gar-1 Business Advisory Services.

14.1 (1)          Code of Ethics for Chief Executive Officer and Senior
                  Financial Officers

16.1(15) Letter dated August 22, 2006 of LJ Soldinger Associates LLC to the Securities and Exchange Commission.

31.1 Certification by the Interim Chief Executive Officer and the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

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

(11) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 19, 2005.

(12) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on March 30, 2006.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on April 6, 2006.

(14) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 21, 2006.

(15) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on September 6, 2006.

(16) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on October 10, 2006.

Item 14. Principal Accountant Fees and Services

      The following is with respect to fees billed for professional services rendered by LJ Soldinger Associates, LLC, our independent auditors for 2005, and Malone & Bailey, P.C., our independent auditors for 2006.

Audit-Fees

      The aggregate fees due to LJ Soldinger Associates, LLC and Malone & Bailey, P.C. for professional services in connection with the audit of our annual financial statements, and the reviews of our quarterly financial statements and audit services provided in connection with regulatory filings, were approximately $100,000 and $128,000 for 2006 and 2005, respectively. Of such aggregate fees, the fees due to LJ Soldinger Associates, LLC were $72,000 and $112,000 for 2006 and 2005, respectively, while the fees due to Malone & Bailey, P.C were $28,000 and $16,000, respectively.

Audit-Related Fees

      There were no fees billed for assurance and related services in connection with securities registration and related matters in 2006 or 2005.

Tax Fees

      There were no tax related services provided by our independent auditors in 2006 or 2005.

All Other Fees

      There were no other services provided by our independent auditors in 2006 or 2005.

Pre-Approval of Audit and Permissible Non-Audit Services

      During 2006 and until March 7, 2007, the Audit Committee pre-approved all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee had adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. All audit and permissible non-audit services provided by L J Soldinger Associates LLC or by Malone and Bailey, PC to us for 2006 and 2005 were approved by the Audit Committee. On March 7, 2007 the last independent member of the Board of Directors resigned and the Audit Committee ceased to exist.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRALIS LTD

By: /s/ Jose Antonio O'Daly, M.D.                                 April 17, 2007

   ---------------------------------------------------------
    Jose Antonio O'Daly, M.D.                                          Date
    Chairman of the Board, Chief Scientific Officer, Interim
    Chief Executive Officer and Interim Chief Financial
    Officer (Principal Executive Officer)

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jose Antonio O'Daly, M.D.                                 April 17, 2007
   ---------------------------------------------------------
    Jose Antonio O'Daly, M.D.                                          Date
    Chairman of the Board, Chief Scientific Officer, Interim
    Chief Executive Officer and Interim Chief Financial
    Officer (Principal Executive Officer)


By: /s/ Manuel Tarabay                                            April 17, 2007
   ---------------------------------------------------------
    Manuel Tarabay                                                     Date
    Director

                                 Astralis, Ltd.
                          (A Development Stage Entity)

INDEX TO THE FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Accountants' Report                                                          F2

Balance Sheet                                                                F3

Statements of Expenses                                                       F4

Statements of Stockholders' Equity (Deficit)                                 F5

Statements of Cash Flows                                                    F11

Notes to Financial Statements                                               F12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Astralis, Ltd.
(a development stage company)
Fairfield, New Jersey

We have audited the accompanying balance sheet of Astralis, Ltd. as of December 31, 2006 and the related statements of expenses, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2006 and the period from March 12, 2001 (inception) through December 31, 2006. These financial statements are the responsibility of Astralis's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period inception through December 31, 2004, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from inception through December 31, 2004, include total revenues and net loss of $0 and $49,702,357, respectively. Our opinion on the statements of expenses, stockholders' equity (deficit), and cash flows for the period from inception through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astralis, Ltd. as of December 31, 2006 and the results of operations and cash flows for the two years ended December 31, 2006 and the period from inception through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Astralis, Ltd. will continue as a going concern. As discussed in Note 3 to the financial statements, Astralis, Ltd. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone and Bailey, PC
www.malone-bailey.com
Houston, Texas

April 13, 2007

                                  Astralis, LTD
                          (A Development Stage Entity)
                                  BALANCE SHEET

                                     ASSETS
                                                                    December 31,
                                                                       2006
                                                                   ------------
Current Assets
   Cash and cash equivalents                                       $    211,495
   Prepaid expenses                                                     101,650
                    Total Current Assets                                313,145
                                                                   ------------

Property and equipment - net of $88,173
accumulated depreciation                                                  5,752
Deposits                                                                  5,000
                                                                   ------------

                    Total assets                                   $    323,897
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses                           $    313,762
   Note payable advance, pending loan negotiations                      150,000
                                                                   ------------

                    Total Current Liabilities                           463,762

Long-Term Liabilities
Long-Term convertible debenture - net of
$357,050 of unamortized discounts                                        70,430
                                                                   ------------

                    Total Liabilities                                   534,192
                                                                   ------------

Stockholders' Deficit

   Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; none issued and outstanding                                   --
   Common stock, $0.0001 par value; 150,000,000 shares
   authorized; 91,454,873 shares issued and outstanding                   9,145
   Additional paid-in capital                                        32,157,772
   Deficit accumulated in the development stage                     (32,377,212)
                                                                   ------------

                    Total Stockholders' Deficit                        (210,295)
                                                                   ------------

                                                                   $    323,897
                                                                   ============

               See the accompanying notes to financial statements

                                  Astralis, LTD
                          (A Development Stage Entity)
                             STATEMENTS OF EXPENSES

                                                                                    March 12, 2001
                                                       Year Ended December 31,      (Inception) to
                                                   -----------------------------     December 31,
                                                       2006             2005             2006
                                                   ------------     ------------    --------------
Operating Expenses
   Research and development - related party        $         --     $         --     $ 16,278,822
   Research and development                             473,150        2,395,545        6,520,311
   Depreciation and amortization (non
   research and development)                              9,327           25,345          107,696
   Impairment of intangibles                                 --          114,976        2,912,588
   Realized loss on asset exchange                       28,957               --           28,957
   General and administrative                           866,357        1,630,279        7,874,799
                                                   ------------     ------------     ------------

                   Total Operating Expenses           1,377,791        4,166,145       33,723,173
                                                   ------------     ------------     ------------

Other (income) expense
    Investment income                                    (5,325)         (30,372)        (215,521)
    Registration rights penalty                          42,656           83,000          125,656
    Other income - sale of state tax credits           (466,168)        (306,921)      (1,288,186)
    Interest expense                                     30,492            2,307           32,090
                                                   ------------     ------------     ------------

                   Total Other Expense (Income)        (398,345)        (251,986)      (1,345,961)
                                                   ------------     ------------     ------------

Net Loss                                               (979,446)      (3,914,159)     (32,377,212)

Preferred Stock Dividends                                    --               --      (22,218,750)
                                                   ------------     ------------     ------------

Net Loss to Common Stockholders                    $   (979,446)    $ (3,914,159)    $(54,595,962)
                                                   ============     ============     ============

Basic and Diluted Loss per Common Share            $      (0.01)    $      (0.05)    $      (0.93)
                                                   ============     ============     ============

Basic and Diluted Weighted Average
Common Shares Outstanding                            91,454,873       79,985,782       58,709,799
                                                   ============     ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                      Preferred Stock                  Common Stock             Additional
                                               ----------------------------    ----------------------------      Paid-In
                                                  Shares          Amount          Shares          Amount          Capital
                                               ------------    ------------    ------------    ------------    ------------
Balances, March 12, 2001
 (Date of Inception)                                     --    $         --              --    $         --    $         --

Members' capital contributions, 3/15/2001                --              --      25,300,000           2,530          30,653

Capital contributions received,
 3/1 - 8/13/2001                                         --              --              --              --              --

Members' contributed services,
 3/15 - 6/30/2001                                        --              --              --              --          12,986

Members' capital contributions, 9/1/2001                 --              --       2,700,000             270       1,349,730

Warrants to purchase 6,300,000 shares of
 common stock at $1.60 per share
 issued
 in private placement                                    --              --              --              --              --

Common stock issuable for consulting
 services, 9/1/2001; 500,000 shares                      --              --              --              --         135,000

Common stock issued in private placement
 net of issuance costs, 11/13/2001;
 2,076,179 shares at $1.60 per share                     --              --       2,076,179             208       3,190,429

Warrants to purchase 415,237 shares of
 common stock at $4.00 per share
 issued in private placement, 11/13/2001                 --              --              --              --              --

Net assets and liabilities acquired in
 merger with Hercules                                    --              --       7,512,000             751        (303,071)

Preferred stock issued, net of issuance
  costs, 12/10/2001; 1,000,000 shares
  at $10.00 per share                             1,000,000           1,000              --              --       9,946,496

Discount on preferred stock due to
  beneficial conversion feature                          --              --              --              --      (2,120,000)

Preferred stock deemed dividend, 12/10/2001              --              --              --              --       2,120,000

Options to purchase 200,000 shares of
  common stock at $1.77 (based on
  valuation) issued for legal services,
  12/31/2001                                             --              --              --              --         354,000

Options to purchase 100,000 shares of
 common stock at $1.77 (based on
 valuation) issued for consulting
 services, 12/31/2001                                    --              --              --              --         177,000

Amortization of deferred compensation                    --              --              --              --              --

COMPREHENSIVE LOSS

     Net loss                                            --              --              --              --              --

        Total Comprehensive Loss

Balance, December 31, 2001                        1,000,000    $      1,000      37,588,179    $      3,759    $ 14,893,223
                                               ------------    ------------    ------------    ------------    ------------

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                        Accumulated     Accumulated
                                                                           Other        During the                        Total
                                           Subscription     Deferred    Comprehensive   Development                   Comprehensive
                                            Receivable    Compensation      Loss           Stage           Total          Loss
                                           ------------   ------------  -------------   -----------    ------------    ------------
Balances, March 12, 2001
 (Date of Inception)                       $        --    $        --    $        --    $        --    $         --

Members' capital contributions, 3/15/2001      (33,183)            --             --             --              --

Capital contributions received,
 3/1 - 8/13/2001                                33,183             --             --             --          33,183

Members' contributed services,
 3/15 - 6/30/2001                                   --             --             --             --          12,986

Members' capital contributions, 9/1/2001    (1,350,000)            --             --             --              --

Warrants to purchase 6,300,000 shares of
 common stock at $1.60 per share
 issued in private placement                        --             --             --             --              --

Common stock issuable for consulting
 services, 9/1/2001; 500,000 shares                 --             --             --             --         135,000

Common stock issued in private placement
 net of issuance costs, 11/13/2001;
 2,076,179 shares at $1.60 per share                --             --             --             --       3,190,637

Warrants to purchase 415,237 shares of
 common stock at $4.00 per share issued
 in private placement, 11/13/2001                   --             --             --             --              --

Net assets and liabilities acquired in
 merger with Hercules                               --             --             --             --        (302,320)

Preferred stock issued, net of issuance
  costs, 12/10/2001; 1,000,000 shares
  at $10.00 per share                               --             --             --             --       9,947,496

Discount on preferred stock due to
  beneficial conversion feature                     --             --             --             --      (2,120,000)

Preferred stock deemed dividend,
  12/10/2001                                        --             --             --             --       2,120,000

Options to purchase 200,000 shares of
  common stock at $1.77 (based on
  valuation) issued for legal services,
  12/31/2001                                        --       (354,000)            --             --              --

Options to purchase 100,000 shares of
 common stock at $1.77 (based on
 valuation) issued for consulting
 services, 12/31/2001                               --       (177,000)            --             --              --

Amortization of deferred compensation               --        132,750             --             --         132,750

COMPREHENSIVE LOSS

     Net loss                                       --             --             --     (4,075,364)     (4,075,364)     (4,075,364)

        Total Comprehensive Loss                                                                                       $ (4,075,364)
                                                                                                                       ============
Balance, December 31, 2001
                                           $(1,350,000)   $  (398,250)   $        --    $(4,075,364)   $  9,074,368
                                           -----------    -----------    -----------    -----------    ------------

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                          Preferred Stock                  Common Stock               Additional
                                                   ----------------------------    -----------------------------       Paid-In
                                                       Shares          Amount          Shares          Amount          Capital
                                                   ------------    ------------    ------------     ------------     ------------
Balances Brought Forward                              1,000,000    $      1,000      37,588,179     $      3,759     $ 14,893,223

Oversubscription of common stock issued
 in private placement, 11/13/2001; 49,990
 shares cancelled at $1.60 per share, 1/24/2002              --              --         (49,990)              (5)         (79,995)

Preferred stock issue, net of issuance costs,
 1/31/2002; 250,000 shares at $10.00 per share          250,000             250              --               --        2,499,750

Preferred stock issue, net of issuance costs,
 4/30/2002; 250,000 shares at $10.00 per share          250,000             250              --               --        2,499,750

Discount on preferred stock due to
  beneficial conversion feature                              --              --              --               --         (270,000)

Preferred stock deemed dividend, 4/30/2002                   --              --              --               --          270,000

Preferred stock issue, net of issuance costs,
 7/31/2002; 250,000 shares at $10.00 per share          250,000             250              --               --        2,499,750

Collection of subscription receivable                        --              --              --               --               --

Options issued for consulting services,
 9/10/2002; 15,000 options at $0.38
 per option, based on valuation                              --              --              --               --            5,700

Discount on preferred stock due to
  beneficial conversion feature                              --              --              --               --       (9,078,750)

Preferred stock deemed dividend, 12/10/2002                  --              --              --               --        9,078,750

Amortization of deferred compensation                        --              --              --               --               --

Fair value adjustment on deferred
 compensation                                                --              --              --               --         (357,532)

COMPREHENSIVE LOSS

  Net loss                                                   --              --              --               --               --

  Other comprehensive loss:

  Unrealized gain (loss) on available-for-sale
  securities                                                 --              --              --               --               --
                                                   ------------    ------------    ------------     ------------     ------------

        Total Comprehensive Loss

Balance, December 31, 2002                            1,750,000    $      1,750      37,538,189     $      3,754     $ 21,960,646
                                                   ============    ============    ============     ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                       Accumulated      Accumulated
                                                                          Other         During the                        Total
                                       Subscription      Deferred     Comprehensive     Development                    Comprehensive
                                        Receivable     Compensation       Loss             Stage           Total           Loss
                                       ------------    ------------   -------------    ------------    ------------    -------------
Balances Brought Forward               $ (1,350,000)   $   (398,250)   $         --    $ (4,075,364)   $  9,074,368

Oversubscription of common stock
 issued in private placement,
 11/13/2001; 49,990 shares cancelled
 at $1.60 per share, 1/24/2002                   --              --              --              --         (80,000)

Preferred stock issue, net of
 issuance costs, 1/31/2002; 250,000
 shares at $10.00 per share                      --              --              --              --       2,500,000

Preferred stock issue, net of
 issuance costs, 4/30/2002; 250,000
 shares at $10.00 per share                      --              --              --              --       2,500,000

Discount on preferred stock due to
 beneficial conversion feature                   --              --              --              --        (270,000)

Preferred stock deemed dividend,
 4/30/2002                                       --              --              --              --         270,000

Preferred stock issue, net of
 issuance costs, 7/31/2002; 250,000
 shares at $10.00 per share                      --              --              --              --       2,500,000

Collection of subscription receivable       465,000              --              --              --         465,000

Options issued for consulting
 services, 9/10/2002; 15,000 options
 at $0.38 per option, based on
 valuation                                       --          (5,700)             --              --              --

Discount on preferred stock due to
  beneficial conversion feature                  --              --              --              --      (9,078,750)

Preferred stock dividend, 12/10/2002             --              --              --              --       9,078,750

Amortization of deferred compensation            --          34,254              --              --          34,254

Fair value adjustment on deferred
 compensation                                    --         357,532              --              --              --

COMPREHENSIVE LOSS

  Net loss                                       --              --              --      (9,040,248)     (9,040,248)   $ (9,040,248)

  Other comprehensive loss:

  Unrealized loss on
  available-for-sale securities                  --              --         (15,181)             --         (15,181)        (15,181)
                                       ------------    ------------    ------------    ------------    ------------    ------------

        Total Comprehensive Loss                                                                                       $ (9,055,429)
                                                                                                                       ============

Balance, December 31, 2002             $   (885,000)   $    (12,164)   $    (15,181)   $(13,115,612)   $  7,938,193
                                       ============    ============    ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                        Preferred Stock                   Common Stock             Additional
                                                  ----------------------------    ----------------------------      Paid-In
                                                      Shares         Amount          Shares          Amount          Capital
                                                  ------------    ------------    ------------    ------------    ------------
Balances Brought Forward                             1,750,000    $      1,750      37,538,189    $      3,754    $ 21,960,646

Preferred stock issue, net of issuance costs,
 1/31/2003; 250,000 shares at $10.00 per share         250,000             250              --              --       2,499,750

Collection of subscription receivable                       --              --              --              --              --

Reduction of subscription receivable,
 in lieu of payment for services                            --              --              --              --              --

Amortization of deferred compensation                       --              --              --              --              --

Fair value adjustment on deferred
 compensation                                               --              --              --              --          18,321

Offering cost for January 2004
 private placement                                          --              --              --              --         (17,603)

COMPREHENSIVE LOSS

  Net loss                                                  --              --              --              --              --

  Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale securities                             --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

        Total Comprehensive Loss

Balance, December 31, 2003                           2,000,000    $      2,000      37,538,189    $      3,754    $ 24,461,114
                                                  ============    ============    ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                         Accumulated     Accumulated
                                                                            Other        During the                       Total
                                        Subscription      Deferred      Comprehensive    Development                   Comprehensive
                                         Receivable     Compensation        Loss            Stage           Total          Loss
                                        ------------    ------------    -------------   ------------    ------------   -------------
Balances Brought Forward                $   (885,000)   $    (12,164)   $    (15,181)   $(13,115,612)   $  7,938,193

Preferred stock issue, net of
 issuance costs, 1/31/2003; 250,000
 shares at $10.00 per share                                                                                2,500,000


Collection of subscription
 receivable,                                 825,000              --              --              --         825,000

Reduction of subscription receivable,
 in lieu of payment for services              36,000              --              --              --          36,000

Amortization of deferred compensation             --          25,663              --              --          25,663

Fair value adjustment on deferred
 compensation                                     --         (18,321)             --              --              --

Offering cost for January 2004,
 private placement                                --              --              --              --         (17,603)

COMPREHENSIVE LOSS

  Net loss                                        --              --              --      (5,080,427)     (5,080,427)  $ (5,080,427)

  Other comprehensive loss:

  Unrealized gain (loss) on
available-for-sale
  Securities, net                                 --              --         (12,517)             --         (12,517)       (12,517)
                                        ------------    ------------    ------------    ------------    ------------   ------------

        Total Comprehensive Loss                                                                                       $ (5,092,944)
                                                                                                                       ============

Balance, December 31, 2003              $    (24,000)   $     (4,822)   $    (27,698)   $(18,196,039)   $  6,214,309
                                        ============    ============    ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                   Preferred Stock                    Common Stock             Additional
                                            -----------------------------     ----------------------------      Paid-In
                                                Shares           Amount           Shares          Amount         Capital
                                            ------------     ------------     ------------    ------------    ------------
Balances Brought Forward                       2,000,000     $      2,000       37,538,189    $      3,754    $ 24,461,114

Common stock issue, net of issuance
 costs, Jan -Feb 2004 at $2.00 per share              --               --       10,459,866           1,046       4,953,147

Collection of subscription receivable                 --               --               --              --              --

Conversion of Preferred Stock, Series A       (2,000,000)          (2,000)      25,000,000           2,500            (500)

Discount related to induced conversion
 of preferred stock                                   --               --               --              --     (10,750,000)

Preferred stock deemed dividend                       --               --               --              --      10,750,000

Common stock issued,
 in lieu of payment for services                      --               --          150,000              15          74,985

Call option assigned,                                 --               --               --              --         376,507
 in lieu of payment for services

Amortization of deferred compensation                 --               --               --              --              --

Fair value adjustment on deferred
 compensation                                         --               --               --              --              --

 Stock options exercised                              --               --           25,000               2          11,248

COMPREHENSIVE LOSS

  Net loss                                            --               --               --              --              --

  Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale securities                       --               --               --              --              --
                                            ------------     ------------     ------------    ------------    ------------

        Total Comprehensive Loss

Balance, December 31, 2004                            --             $ 1-       73,173,055    $      7,317    $ 29,876,501
                                            ============     ============     ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                         Accumulated     Accumulated
                                                                            Other         During the                      Total
                                        Subscription      Deferred      Comprehensive    Development                   Comprehensive
                                         Receivable     Compensation        Loss            Stage           Total          Loss
                                        ------------    ------------    -------------   ------------    ------------   -------------
Balances Brought Forward                $    (24,000)   $     (4,823)   $    (27,698)   $(18,196,039)   $  6,214,308

Common stock issue, net of issuance
 costs, Jan -Feb 2004 at $2.00 per
 share                                            --              --              --              --       4,954,193

Collection of subscription
 receivable,                                  24,000              --              --              --          24,000

Conversion of Preferred Stock,
 Series A                                         --              --              --              --              --

Discount related to induced
 conversion of preferred stock                    --              --              --              --     (10,750,000)

Preferred stock deemed dividend                   --              --              --              --      10,750,000

Common stock issued,
 in lieu of payment for services                  --              --              --              --          75,000

Call option assigned,                             --              --              --              --         376,507
 in lieu of payment for services

Amortization of deferred compensation             --           4,823              --              --           4,823

Fair value adjustment on deferred
 compensation                                     --              --              --              --              --

 Stock options exercised                          --              --              --              --          11,250

COMPREHENSIVE LOSS

  Net loss                                        --              --              --      (9,287,568)     (9,287,568)    (9,287,568)

  Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale securities, net              --              --          27,698              --          27,698         27,698
                                        ------------    ------------    ------------    ------------    ------------   ------------

        Total Comprehensive Loss                                                                                       $ (9,259,870)
                                                                                                                       ============

Balance, December 31, 2004              $         --    $         --    $         --    $(27,483,607)   $  2,400,211
                                        ============    ============    ============    ============    ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Statements of Stockholders' Equity

                                             Preferred Stock                Common Stock            Additional
                                       --------------------------    --------------------------      Paid-In
                                          Shares         Amount         Shares         Amount         Capital
                                       -----------    -----------    -----------    -----------    -----------
Balances Brought Forward                        --    $        --    $73,173,055    $     7,317    $29,876,501

Common stock issued,
 in lieu of payment for services -
 officer at $0.65 per share                     --             --        100,000             10         64,990

Common stock issue, net of issuance
 costs, August 2005 at $0.11 per
 share                                          --             --     18,181,818          1,818      1,828,182

COMPREHENSIVE LOSS

  Net loss                                      --             --             --             --             --

  Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale
  Securities. net                               --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------

        Total Comprehensive Loss

Balance, December 31, 2005                      --    $        --     91,454,873    $     9,145    $31,769,673
                                       ===========    ===========    ===========    ===========    ===========

Discount on convertible debenture               --             --             --             --        367,080

Option compensation                             --             --             --             --         21,019

COMPREHENSIVE LOSS

  Net loss                                      --             --             --             --             --

                                       -----------    -----------    -----------    -----------    -----------
        Total Comprehensive Loss

Balance, December 31, 2006                      --    $        --     91,454,873    $     9,145    $32,157,772
                                       ===========    ===========    ===========    ===========    ===========

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                  Statements of Stockholders' Equity (Deficit)

                                                                                         Deficit
                                                                      Accumulated      Accumulated
                                                                         Other         During the                        Total
                                       Subscription     Deferred     Comprehensive     Development                    Comprehensive
                                        Receivable    Compensation       Loss             Stage            Total          Loss
                                       ------------   ------------   -------------    ------------     ------------   -------------
Balances Brought Forward               $        --    $         --    $         --    $(27,483,607)    $  2,400,211

Common stock issued,
 in lieu of payment for services
 at $0.65 per share                             --              --              --              --           65,000

Common stock issue, net of issuance
 costs, August 2005 at $0.11 per
 share                                          --              --              --              --        1,830,000

COMPREHENSIVE LOSS

  Net loss                                      --              --              --      (3,914,159)      (3,914,159)   $ (3,914,159)

  Other comprehensive loss:

  Unrealized gain (loss) on
  available-for-sale
  securities, net                               --              --              --              --               --              --
                                       -----------    ------------    ------------    ------------     ------------    ------------

        Total Comprehensive Loss                                                                                       $ (3,914,159)
                                                                                                                       ============

Balance, December 31, 2005             $        --    $         --    $         --    $(31,397,766)    $    381,052
                                       ===========    ============    ============    ============     ============

Discount on convertible debenture               --              --              --              --          367,080              --

Option compensation                             --              --              --              --           21,019              --

COMPREHENSIVE LOSS

Net loss                                        --              --              --        (979,446)        (979,446)       (979,446)
                                       -----------    ------------    ------------    ------------     ------------    ------------

        Total Comprehensive Loss                                                                                       $   (979,446)
                                                                                                                       ============

Balance, December 31, 2006             $        --    $         --    $         --    $(32,377,212)    $   (210,295)
                                       ===========    ============    ============    ============     ============

               See the accompanying notes to financial statements

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Statements of Cash Flows

                                                                          Year Ended December 31,      March 12, 2001
                                                                      -----------------------------    (Inception) to
                                                                           2006             2005      December 31, 2006
                                                                      -------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                                           $   (979,446)    $ (3,914,159)    $(32,377,212)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                         51,973          122,282        2,738,706
      Impairment of intangible assets                                           --          114,976        2,912,588
      Members' contributed salaries                                             --               --           12,986
      Research and development service fee netted against proceeds
      received from preferred stock issuance                                    --               --        5,015,000
      Amortization of deferred compensation                                 21,018               --          218,507
      Compensatory common stock                                             65,000          310,999
                                                                      ----------------------------------------------
      Assignment of call option                                                 --               --          376,507
      Amortization of note discount                                         10,031               --           10,031
      Loss on assets swapped for rent                                       28,957               --           28,957
      Loss on sale of available-for-sale securities                             --               --          213,588
   Changes in assets and liabilities
      Prepaid expenses                                                       9,355            6,688
                                                                                                             (54,850)
      Supplies                                                                  --           23,743          (32,108)
      Accounts payable and accrued expenses                               (158,884)         100,674            8,952
                                                                      ----------------------------------------------

Net Cash Used in Operating Activities                                   (1,016,996)      (3,480,796)     (20,617,349)
                                                                      ----------------------------------------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                   --               --      (14,057,504)
   Proceeds from sale of available-for-sale securities                          --               --       13,843,916
   Expenditures related to patent                                               --           (4,113)        (134,222)
   Purchase of technology option                                                --               --       (5,000,000)
   Insurance proceeds from claim                                                --               --            4,113
   Deposits                                                                 20,000            1,763           (5,000)
   Purchases of property and equipment                                          --           (2,453)        (570,584)
                                                                      ----------------------------------------------

Net Cash Provided by (Used in) Investing Activities                         20,000           (4,803)      (5,919,281)
                                                                      ----------------------------------------------

Cash Flows from Financing Activities
   Proceeds from convertible debt                                          427,480               --          427,480
   Borrowings on debt                                                       22,349           57,700          108,329
   Principal payments on debt                                              (24,806)         (81,034)        (105,840)
   Repurchase of common stock                                                   --               --          (80,000)
   Proceeds from loan advance                                              150,000               --          150,000
   Issuance of common stock, net of offering and transaction costs              --        1,830,000       11,333,263
   Issuance of preferred stock                                                  --               --       14,914,893
                                                                      ----------------------------------------------

Net Cash Provided by Financing Activities                                  575,023        1,806,666       26,748,125
                                                                      ----------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (421,973)      (1,678,933)         211,495

Cash and Cash Equivalents, Beginning of Period                             633,468        2,312,401               --
                                                                      ----------------------------------------------

Cash and Cash Equivalents, End of Period                              $    211,495     $    633,468     $    211,495
                                                                      ==============================================

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for
   Interest                                                                  2,729            2,307            5,272
   Income taxes                                                                 --               --               --

Schedule of non-cash investing and financing activities
   Discount on convertible debt                                            367,081               --          367,081
   Net liabilities received in Hercules merger                                  --               --          302,320

               See the accompanying notes to financial statements

                                 Astralis, Ltd.
                          (A Development Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations

Astralis, Ltd. is an emerging stage biotechnology company, based in New Jersey and incorporated in Delaware, which primarily engages in research and development of treatments for immune system disorders and skin diseases. Since August 2006, Astralis has been trying to raise funding to continue drug development activities. Unfortunately, Astralis has raised only enough capital to perform administrative functions and maintain good standing with the SEC and listing authorities. If Astralis cannot raise sufficient additional funding immediately, it will be forced to cease operating and may not be able to continue as a going concern. Astralis is trying to raise sufficient capital to develop its primary product, Psoraxine(R), administered by intramuscular injection, is an innovative immunotherapuetic product under development for the treatment of psoriasis. Astralis's planned second product is for the treatment of arthritis. Astralis is planning on re-starting its on-going research and development of Psoraxine(R), and expects to recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R), and development of the technology underlying the Psoraxine(R), for the treatment of other indications, such as eczema, leishmaniasis and seborrheic dermatitis. Astralis is virtually insolvent and has not engaged in any drug development activities for several months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

Astralis is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of Astralis to the current balance sheet date.

Since inception, management has been in the process of performing research and development activities, fulfilling FDA requirements in order to enter human clinical trials in the US with Psoraxine(R), initiating Phase I clinical studies and the raising of capital through private placement stock offerings.

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

Credit Risk

Financial instruments that potentially subject Astralis to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, Astralis places its cash deposits only with high credit quality institutions.

Property and Equipment

Furniture and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is computed using a four-year life for computer and office equipment, three to four years for lab equipment, seven-year for furniture and fixtures and three-year for leasehold improvements.

Impairment of Long-Lived Assets.

Astralis reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Astralis assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In 2005, Astralis recognized impairment of intangible assets of $114,976.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carryforwards and research and development credits that have been deferred for tax purposes have also been recorded. A valuation reserve has been recorded to offset a portion of the deferred tax benefit because management has determined it is more likely than not that the deferred tax assets will not be realized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment." This statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS 123R. In addition, SFAS 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Effective January 1, 2006, Astralis adopted the provisions of SFAS No.123R requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Astralis accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Astralis adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

If Astralis had accounted for share based compensation in accordance with SFAS No. 123R for the twelve months ended December 31, 2005, then $184,857 would have been recorded as share based compensation expense. The following table illustrates the effect on net loss and earnings per share if Astralis had applied the fair value recognition provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation," to stock-based compensation beginning with the first quarter of 2005.

                                                                   Year Ended
                                                               December 31, 2005
                                                               -----------------

      Net loss to common stockholders, as reported               $ (3,914,159)
      Add:    Stock-based employee/ director
              compensation included in reported net loss                   --
      Deduct: Total stock-based employee/director
              compensation expense under the fair value
              based method for all awards, net of tax                 184,857
                                                                 -------------

      Pro forma net loss                                         $ (4,099,016)
                                                                 ============

      Loss per share basic and diluted - as reported             $      (0.05)
      Loss per share basic and diluted - pro forma               $      (0.05)

Loss Per Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible preferred stock are not included because their inclusion would be antidilutive.

Marketable securities

From time to time, Astralis invests in marketable securities which primarily consists of common stocks of publicly traded companies. All such investments are publicly-traded and considered liquid. Unrealized gains (losses) on securities represents the change in the market value of the common stocks held. All investments are classified as available-for-sale.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that comprehensive income be separately reported in the Financial Statements. Comprehensive income is defined as a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than net income as defined, or transactions with owners in their capacity as owners. Astralis's only comprehensive income (loss) item is unrealized gains or losses from securities investments.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

Astralis does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Astralis incurred net losses to common stockholders of $979,446 and $32,377,212 for the year ended December 31, 2006 and for the period March 12, 2001 (date of inception) to December 31, 2006, respectively. Since August 2006, Astralis has been trying to raise funding to continue drug development activities. Unfortunately, Astralis has raised only enough capital to perform administrative functions and maintain good standing with the SEC and listing authorities. If Astralis cannot raise sufficient additional funding immediately, it will be force to cease operating and may not be able to continue as a going concern.

Consequently, the aforementioned items raise substantial doubt about Astralis' ability to continue as a going concern. Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance Astralis's currently anticipated needs for operating and capital expenditures for 2007, including the cost to continue clinical trials of Psoraxine(R) and initiate development of pipeline products to treat arthritis and leishmaniasis. Astralis will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

Astralis's ability to continue as a going concern is dependent upon it raising capital immediately through debt and/or equity financing. There can be no assurance that Astralis will successfully raise the required future financing on terms desirable to Astralis or that the FDA will approve Psoraxine for use in the United States. If Astralis does not obtain the needed funds, it will be required to cease operations. Astralis is actively seeking sources of financing. Astralis is considering and will implement further dramatic cost reduction measures to extend the availability of its capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

NOTE 4 - INTANGIBLE ASSETS

Astralis's policy is to capitalize the costs of purchased and internally developed patents and those expenses in connection with patent rights licensed to Astralis. The life of the patent is 20 years from the date the patent is applied for or 17 years from when it is granted, whichever is longer. Astralis's policy is to capitalize direct costs related to the rights it has licensed, and amortize them on a straight-line basis over the remaining portion of the 20-year period, which commenced on March 16, 2001, the date the application was filed for the patent Astralis has licensed. Astralis recorded impairment charges of $114,976 in 2005 as a result of the patent's fair value being less than its carrying value.

Astralis paid $5,000,000 for a technology access option from SkyePharma PLC. This option gives Astralis the right, until December 10, 2008, to enter into a non-exclusive license agreement to utilize any of three drug delivery systems of SkyePharma in connection with any drugs it develops to treat two specific immunotherapies. Upon exercise of the option, Astralis will be required to pay a license fee of 5% of net sales of any product utilizing the drug delivery systems. All other terms of the license agreement will be determined upon exercise of the option.

Management capitalized the technology access option as a research and development intangible asset and was amortizing it over its seven-year life. Astralis determined that as of December 31, 2004, the technology access option fee's fair value was less than its carrying value and recognized impairment expense of $2,797,612.

Intangible assets consisted of the following at December 31, 2006:

                                                                  2006
                                                              -----------

       Patent                                                 $   134,222
       Technology access fee                                    5,000,000
       Less impairment                                         (2,912,588)
       Less accumulated amortization                           (2,221,634)
                                                              -----------

                                                              $        --
                                                              ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

                                                                   2006
                                                                 --------

      Furniture and Fixtures                                     $ 27,934
      Computer Equipment & Software                                 4,997
      Lab Equipment                                                60,994
                                                                 --------
                                                                   93,925

      Accumulated depreciation and amortization                   (88,173)
                                                                 --------

                                                                 $  5,752
                                                                 ========

Depreciation expense amounted to $51,973 and $115,222 for 2006 and 2005, respectively. The depreciation related to Astralis's laboratory and related equipment is recorded as research and development as required by SFAS No. 2. In 2006, Astralis exchanged fixed assets with net book value of $43,647 and supplies of $32,110 for $46,800 of rent from its landlord.

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The cumulative net operating loss carry-forward is approximately $4,872,586 at December 31, 2006 and will expire from 2021 through 2026. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of net operating losses incurred is significantly limited as a result of prior changes of control. The benefit could be subject to further limitations if significant future ownership changes occur in Astralis. The tax effects of temporary differences and net operating loss carryforwards and tax credits that give rise to significant portions of the deferred tax assets recognized are presented below:

                                                                  2006
                                                              -----------
      Deferred tax assets :
          Deferred tax asset                                  $ 1,656,679
          Less valuation allowance                             (1,656,679)
                                                              -----------
      Total deferred tax assets                               $        --
                                                              ===========

In 2006 and 2005, Astralis sold $6,022,839 and $3,965,391, respectively, of its gross New Jersey net operating loss carryforwards under New Jersey's Technology Business Tax Certificate Transfer Program. This program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of these carryforwards were $466,168 and $306,921, for 2006 and 2005, respectively (net of fees) and the amount was recorded as other income in the statements of expenses. The State of New Jersey renews this program annually and limits the aggregate proceeds of the program to $10,000,000. Due to the uncertainty at any time as to Astralis's ability to effectuate the sale of available New Jersey net operating losses, and since Astralis has no control or influence over the program, the benefits are recorded only when the agreement with the counterpart is signed and the sale is approved by the State.

NOTE 7 - CONVERTIBLE NOTES - RELATED PARTY

On September 29, 2006, Astralis issued to Blue Cedar Limited, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note for $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On August 22, 2006, Astralis issued to Blue Cedar; (i) a convertible promissory note for $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On July 27, 2006, Astralis issued to Lipworth and Company Limited, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note for $9,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 27, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 133,067 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

On July 25, 2006, Astralis issued to SkyePharma, PLC, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note for $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

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

For a period ending four years from the date of issuance, Blue Cedar, Tarabay, Skye, and Lipworth shall have the right to cause Astralis to register the shares of Common Stock issuable upon conversion or exercise of the notes or warrants subject to certain restrictions.

Astralis evaluated its convertible debt instruments and freestanding warrants for possible application of derivative accounting under Statement of Financial Accounting Standard No 133: Accounting for Derivative Instruments and Hedging Activities, Emerging Issues Task Force 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a company's Own Stock, EITF 01-6: The Meaning of "Indexed to a Company's Own Stock" and EITF 05-2: The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19. Astralis determined its convertible debt was deemed "conventional" and the embedded conversion options were considered equity as were the freestanding warrants.

Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", Astralis has recorded a discount to these convertible notes in the amount of $367,081 related to the relative fair value warrants and the beneficial conversion feature. The discount will be amortized as interest expense using the effective interest method over the life of the notes.

The carrying value of the notes as of December 31, 2006 is as follows:

      Proceeds from notes payable                               $ 427,480
      Less: discount related to warrants                         (229,093)
      Less: discount related to beneficial
        conversion feature                                        137,988)
      Add: amortization of discounts                               10,031
                                                                ---------
      Carrying value                                            $  70,430
                                                                =========

NOTE 8 - CAPITAL STOCK ACTIVITY

In the first quarter of 2005, SkyePharma purchased 11,160,000 shares of common stock from Mike Ajnsztajn and Gaston Liebhaber. Consequently, as of March 3, 2005 SkyePharma owned approximately 49.7% of Astralis's outstanding common stock. This transaction did not involve Astralis directly and therefore is not reflected in Astralis's financial statements.

In January 2005, Astralis issued 100,000 shares of Astralis's common stock valued at $65,000 to James Sharpe, former Chief Executive Officer and President, for services. Mr. Sharpe resigned his positions on January 25, 2006. See note 9.

On August 19, 2005, Astralis closed a private placement of securities from which they received gross proceeds of approximately $2,000,000. The transaction consisted of the sale to one accredited investor, Blue Cedar Limited, of units consisting of: (i) 18,181,818 shares of common stock, (ii) warrants to purchase over a 5-year period 18,181,818 shares of common stock with an exercise price of $0.165 and (iii) warrants to purchase over a 12-month period 12,121,212 shares of common stock with an exercise price of $0.165. Astralis paid an 8% fee to the placement agent and issued warrants to purchase 1,454,545 shares of common stock with an exercise price of $0.165, in connection with the financing in addition to other costs. Additionally, Astralis granted Blue Cedar certain registration rights pursuant to a registration rights agreement, dated as of August 17, 2005, in connection with this transaction. The registration rights agreement requires Astralis to file a registration statement within approximately 30 days of the final closing of Astralis's private placement covering the resale of all shares included therein, as well as the shares underlying the warrants. Because a registration statement covering the resale of such shares was not filed or effective by December 31, 2005, the date specified in the agreement, Astralis is subject to a penalty of $10,000 per month, being 0.5% of the aggregate purchase price, plus interest at 10% per annum. Astralis recorded a charge of $83,000 in 2005 and $42,646 in 2006 for a total of $125,646 accrued in the balance sheet under accrued expenses as of December 31, 2006 in regards to this registration rights penalty.

NOTE 9 - STOCK OPTION PLAN AND STOCK WARRANTS

Stock Options

On September 10, 2001, Astralis adopted its 2001 Stock Option Plan that provides for the granting of options to officers, directors, employees, and consultants. The number of shares of common stock that can be purchased under this plan is limited to 5,000,000 shares, adjustable for changes in the capital structure of the Company. No options can be granted under this plan after September 10, 2011. Options granted under this plan may be either incentive stock options or non-qualified stock options. Options terms are not to exceed 10 years. The options have limited transferability, and will be subject to various vesting provisions as determined at the date of grant. The Board of Directors or a committee thereof will determine the exercise price of options granted in accordance with the provisions of this plan. The Board has the ability to amend, suspend or terminate this plan at any time, subject to restrictions imposed by applicable law.

Other than stock options covered by the Stock Incentive Plan, Astralis has no outstanding options to purchase shares of its common stock.

In January 2005, the Company issued 728,000 options to James Sharpe, the Company's former Chief Executive Office and President. The options were issued with an exercise price of $0.70 with a term of 10 years. The options vest over three years, with 25% vesting on the date of the grant and 25% vesting on the anniversary of the grant date until fully vested. Mr. Sharpe resigned as Chief Operating Officer, President, and Member of the Board of Directors as of January 25, 2006 with an effective resignation date of December 31, 2005. As part of the separation agreement with James Sharp, the 546,000 non-vested stock options were terminated. See note 9.

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

There was $21,019 and $0 of compensation cost related to non-qualified stock options recognized in operating results for the year ended December 31, 2006 and 2005, respectively.

The fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of Astralis, Ltd. are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: "Share-based Payment," to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

The assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                       2006            2005
                                                    -----------    -------------
Expected stock volatility                               336%        353% - 363%
Expected annual dividend yield                            0%             0%
Risk free rate of return                               4.87%       3.98% - 4.45%
Expected option term (years)                              5              10
Weighted average grant-date fair value per share      $0.63            $0.68

      The following table summarizes the stock option activity for the past two fiscal years:

                                                                 Options
      -------------------------------------------------------------------
      Outstanding at December 31, 2004                            843,000
      -------------------------------------------------------------------
      Granted                                                     272,000
      Exercised                                                   (25,000)
      Expired                                                     (15,000)
      Forfeited                                                        --
      -------------------------------------------------------------------
      Outstanding at December 31, 2005                          1,075,000
      -------------------------------------------------------------------
      Granted                                                     182,000
      Exercised                                                        --
      Expired                                                          --
      Forfeited                                                        --
      -------------------------------------------------------------------
      Outstanding at December 31, 2006                          1,257,000
      -------------------------------------------------------------------
      Exercisable at December 31, 2006                          1,199,500
      -------------------------------------------------------------------

For the stock options listed above, there was $5,978 of total unrecognized compensation cost related to non-vested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of 1.00 years. The total fair value of options vested during 2006 was $32,156.

Exercise prices for stock options outstanding as of December 31, 2006 and the weighted average remaining contractual life are as follows:

                                             Weighted Average
                                                Remaining             Number
   Exercise Price    Options Outstanding     Contractual Life      Exercisable
   --------------    -------------------     ----------------      -----------
       $ 0.03                  182,000          4.08 years           182,000
       $ 0.26                   50,000          8.28 years            25,000
       $ 0.28                   20,000          8.43 years            10,000
       $ 0.45                   25,000          1.26 years            25,000
       $ 0.69                   20,000          8.10 years            10,000
       $ 0.70                  910,000          8.04 years           910,000
       $ 1.10                   50,000          7.43 years            37,500
                          ------------                          ------------
      Total                  1,257,000                             1,199,500
                          ============                          ============

Stock Warrants

Astralis primarily issued warrants in connection with private placement offerings. The following table summarizes the stock warrant activity for the past two fiscal years:

                                                                Options
      -------------------------------------------------------------------
      Outstanding at December 31, 2004                         18,226,891
      -------------------------------------------------------------------
      Granted                                                  31,757,575
      Exercised                                                        --
      Expired                                                  (3,225,000)
      Forfeited                                                        --
      -------------------------------------------------------------------
      Outstanding at December 31, 2005                         46,759,466
      -------------------------------------------------------------------
      Granted                                                   5,144,179
      Exercised                                                        --
      Expired                                                  (3,555,237)
      Forfeited                                                        --
      -------------------------------------------------------------------
      Outstanding at December 31, 2006                         48,348,408
      -------------------------------------------------------------------
      Exercisable at December 31, 2006                         48,348,408
      -------------------------------------------------------------------

Exercise prices for stock warrants outstanding as of December 31, 2006 and the weighted average remaining contractual life are as follows:

                                             Weighted Average
                                                Remaining            Number
   Exercise Price    Options Outstanding     Contractual Life     Exercisable
   --------------    -------------------     ----------------     -----------
      $  0.73             11,028,260            1.00 years         11,028,260
      $  0.50                418,394            1.08 years            418,394
      $ 0.165             31,757,575            3.50 years         31,757,575
      $ 0.135              2,777,778            4.25 years          2,777,778
      $0.1125              2,366,401            4.50 years          2,366,401
                        ------------                             ------------
      Total               48,348,408                               48,348,408
                        ============                             ============

NOTE 10 - RELATED PARTY-TRANSACTIONS/COMMITMENTS/INDEMNIFICATIONS

Patent

A founding member of Astralis is the owner of a patent application, filed March 16, 2001 with the United States Patent and Trademark Office, entitled "Compositions and Methods for the Treatment and Clinical Remission of Psoriasis." On April 26, 2001, Astralis signed an exclusive license agreement to use and exploit the Invention, the technology related thereto, and the related patent rights, including the ability to license foreign patent rights. The term of the license agreement expires on the last date of expiration of the patent or earlier date as specified in the license agreement.

During the term of the license agreement, Astralis is required to pay all fees and costs relating to the filing, prosecution, and maintenance of the patent and associated rights. In addition, Astralis is required to pay all reasonable attorneys' fees in the pursuit of any patent infringement litigation.

The patent was impaired as of December 31, 2005 and Astralis recorded an impairment charge of $114,976 in relation to the patent (see Note 4)

SkyePharma PLC Agreements

On December 10, 2001, Astralis executed three agreements with SkyePharma, a pharmaceutical company located in England.

Astralis sold 2,000,000 shares of Series A Preferred at a price of $10 per share to SkyePharma in five separate closings over a 13-month period commencing in December 2001 (see Note 7).

Astralis entered into a technology option agreement whereby it agreed to pay SkyePharma $5,000,000 in return for the right, for 7 years, to enter into a non-exclusive license agreement with SkyePharma to utilize three drug delivery systems ($2,000,000, $2,000,000, and $1,000,000, respectively per delivery system). The royalty fee in this license agreement is specified to be 5% of the net sales of any product Astralis sells utilizing a SkyePharma drug delivery system. All other terms of this license agreement would need to be determined upon exercise of the option. Astralis can transfer this option to another party, subject to approval by SkyePharma. This license would only allow Astralis to use these delivery systems for drugs that treat two particular immunotherapies - psoriasis and leishmaniasis. The $5,000,000 fee was required to be paid on December 10, 2001 and was netted (for convenience purposes) out of the first $10,000,000 installment purchase of preferred stock by SkyePharma.

The technology option was impaired as of December 31, 2004 and Astralis recorded an impairment charge of $2,797,612 in relation to the option (see Note 4).

Astralis entered into a services agreement whereby it paid $11,000,000 to SkyePharma in return for SkyePharma providing all development, manufacturing, pre-clinical and clinical development services for Astralis's primary - second generation Psoraxine, up to the completion of Phase II clinical studies. The contract recognized that SkyePharma performed $3,000,000 of these services in the fourth quarter of 2001 and that SkyePharma will perform and be paid for the remaining $8,000,000 of services in 2002 and 2003. The payment terms for the services agreement are fixed. Astralis paid $3,000,000 in 2001, $7,980,000 in 2002 and $20,000 in 2003.

The service agreement was terminated on December 31, 2002. In March 2003, Astralis and SkyePharma amended the original service agreement, effective January 1, 2003, to extend the term of the agreement and modify the services to be provided by SkyePharma. SkyePharma continued to provide certain services to Astralis through December 31, 2004 in consideration for payments it received from Astralis during 2002 in connection with this agreement, as a prepaid expense. In 2004, Astralis expensed $1,007,500 in connection with the services agreement.

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

As of December 31, 2006, SkyePharma owns approximately 39.7% of Astralis's outstanding common stock.

Indemnification

Astralis has agreed, subject to specific provisions in the Technology Access Agreement, to indemnify SkyePharma, its directors and employees against any and all losses, claims, demands, proceedings, actions, etc. which may be brought or established against them as a result of, among other items, i) negligence of Company personnel or contractors or ii) death, personal injury or property damage or loss caused by Astralis selling a product containing a SkyePharma delivery system which is defective or not merchantable. However, this indemnification does not apply to any death or personal injury arising from defects inherent in the delivery systems or technical know-how of SkyePharma licenses with the delivery system technology.

Related Party

On January 25, 2006, Astralis's Chief Executive Officer and President, James Sharpe, resigned. The separation agreement calls for the following:

      - $50,000 severance payment payable within 10 days of the signing of the separation agreement;

      -     All non-vested stock options have been terminated;

      - Astralis shall grant to Mr. Sharpe an option to purchase 182,000 shares of common stock on January 27, 2006 at the market price on that date;

      - Astralis shall grant to Mr. Sharpe an additional option to purchase 182,000 shares of common stock on January 27, 2007 at the market price on that date;

      - Astralis will pay for Mr. Sharpe's COBRA premiums for six months after the separation date or until the date he becomes eligible for employer-provided benefits from another employer, whichever occurs first.

NOTE 11 - OPERATING LEASES

On March 13, 2002, Astralis leased laboratory and office space. The lease period was for three years and rent was $77,500 annually. Astralis also entered into a concurrent service agreement with the lessor of the laboratory space on a time and material basis. During 2006, Astralis extended its lease through June 2007.

During 2005, Astralis leased two apartments and an automobile for two different key employees, one of whom is an officer. During 2005, Astralis canceled its obligation under these leases and carried no other leases for key employees.

Astralis incurred rent expense of $99,726 and $98,642 for 2006 and 2005, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases, as of December 31, 2006:

         Year Ending December 31:
             2007                               $   31,200
             Thereafter                                 --