Form 10QSB
period 2007-03-31
ASTRALIS LTD
filed 2007-05-21
CIK 1099066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2007.

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

      Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,454,873 shares of Common Stock outstanding as of May 21, 2007.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2007

Part I          Financial Information........................................  1
        Item 1  Financial Statements
                Condensed Balance Sheets (unaudited).........................  1
                Condensed Statements of Expenses (unaudited).................  2
                Condensed Statements of Cash Flows (unaudited)...............  3
                Notes to Condensed Financial Statements (unaudited)..........  4
        Item 2  Management's Discussion and Analysis or Plan of Operation....  6
        Item 3  Controls and Procedures...................................... 10
                Risk Factors................................................. 10
Part II         Other Information............................................ 11
        Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.. 11
        Item 6  Exhibits..................................................... 12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                            Condensed Balance Sheets
                                  (unaudited)

                                     ASSETS

                                                                             March 31,       December 31,
                                                                               2007               2006
                                                                           ------------      ------------
                                                                            (Unaudited)
Current Assets
   Cash and cash equivalents                                               $    122,323      $    211,495
   Prepaid expenses                                                              75,325           101,650
                                                                           ------------      ------------

                    Total Current Assets                                        197,648           313,145

Property and Equipment, Net                                                       4,466             5,752
Deposits                                                                          5,000             5,000
                                                                           ------------      ------------

                                                                           $    207,114      $    323,897
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable and accrued expenses                                   $    328,955      $    313,762
   Note payable advance, pending loan negotiations                              150,000           150,000
                                                                           ------------      ------------

Total Current Liabilities                                                       478,955           463,762
                                                                           ------------      ------------

Long-Term convertible debenture - net of discounts                               77,242            70,430

                    Total Liabilities                                           556,197           534,192
                                                                           ------------      ------------

Commitments and Contingencies                                                        --                --

Stockholders' Deficit:
   Common stock; $.0001 par value; 150,000,000 shares authorized
     91,454,873 issued and outstanding                                            9,145             9,145
   Additional paid-in capital                                                32,160,146        32,157,772
   Deficit accumulated during the development stage                         (32,518,374)      (32,377,212)
                                                                           ------------      ------------

                    Total Stockholders' Equity (Deficit)                       (349,083)         (210,295)
                                                                           ------------      ------------

                                                                           $    207,114      $    323,897
                                                                           ============      ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Expenses
                                  (unaudited)

                                                                                     March 12, 2001
                                                   Three Months Ended March 31,      (Inception) to
                                                  ------------------------------        March 31,
                                                      2007              2006              2007
                                                  ------------      ------------      ------------
Revenues                                          $         --      $         --      $         --
                                                  ------------      ------------      ------------

Operating Expenses
   Research and development - related party                 --                --        16,278,822
   Research and development                              4,886           164,027         6,525,197
   Depreciation and amortization                            --             3,097           107,696
   Impairment of intangibles                                --                --         2,912,588
   Realized loss on asset exchange                          --                --            28,957
   General and administrative                           91,595           261,633         7,966,394
                                                  ------------      ------------      ------------

Loss From Operations                                   (96,481)         (428,757)      (33,819,654)

Other (income) expense
        Investment (income) loss                        (1,895)           (2,899)         (217,416)
        Other income - sale of state tax credits            --                --        (1,288,186)
        Interest expense                                13,158             1,385            45,248
        Registration rights penalty                     33,418                --           159,074
                                                  ------------      ------------      ------------

Net Loss                                              (141,162)         (427,243)      (32,518,374)

Preferred Stock Dividends                                   --                --       (22,218,750)
                                                  ------------      ------------      ------------

Net Loss to Common Stockholders                   $   (141,162)     $   (427,243)     $(54,737,124)
                                                  ============      ============      ============

Basic and Diluted Loss per Common Share           $      (0.00)     $      (0.00)
                                                  ============      ============

Basic and Diluted Weighted Average
 Common Shares Outstanding                          91,454,873        91,454,873
                                                  ============      ============

          See the accompanying notes to condensed financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                       Condensed Statements of Cash Flows
                                  (unaudited)

                                                                         Three Months Ended March 31,     March 12, 2001
                                                                        ------------------------------    (Inception) to
                                                                             2007             2006         March 31, 2007
                                                                        ------------      ------------      ------------
Cash Flows from Operating Activities
   Net loss                                                             $   (141,162)     $   (427,243)     $(32,518,374)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                            1,285            21,296         2,739,991
      Impairment of intangible asset                                              --                --         2,912,588
      Amortization of note discount                                            6,812                --            16,843
      Loss on assets swapped for rent                                             --                --            28,957
      Members' contributed salaries                                               --                --            12,986
      Research and development service fee netted against proceeds
        received from preferred stock issuance                                    --                --         5,015,000
      Amortization of deferred compensation                                    2,373            35,108           220,880
      Compensatory common stock                                                   --                --           310,999
      Assignment of call option                                                   --                --           376,507
      Loss on sale of available-for-sale securities and fixed asset
        retirement                                                                --                --           213,588
   Changes in assets and liabilities
      Prepaid expenses                                                        26,325             5,216           (28,525)
      Supplies                                                                    --                --           (32,108)
      Accounts payable and accrued expenses                                   17,684          (241,056)           26,636
                                                                        ------------      ------------      ------------

Net Cash Used in Operating Activities                                        (86,683)         (606,679)      (20,704,032)
                                                                        ------------      ------------      ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                     --                --       (14,057,504)
   Proceeds from sale of available-for-sale securities                            --                --        13,843,916
   Expenditures related to patent                                                 --                --          (134,222)
   Purchase of technology option                                                  --                --        (5,000,000)
   Insurance proceeds from claim                                                  --                --             4,113
   Proceeds received on deposit                                                   --                --            (5,000)
   Purchases of property and equipment                                            --                --          (570,584)
                                                                        ------------      ------------      ------------

Net Cash Used in Investing Activities                                             --                --        (5,919,281)
                                                                        ------------      ------------      ------------

Cash Flows from Financing Activities
   Proceeds from convertible debenture                                            --           250,000           427,480
   Borrowings on debt                                                             --                --           108,329
   Principal payments on debt                                                 (2,489)               --          (108,329)
   Repurchase of common stock                                                     --                --           (80,000)
   Proceeds from loan advance                                                     --                --           150,000
   Issuance of common stock, net of offering and transaction costs                --                --        11,333,263
   Issuance of preferred stock                                                    --                --        14,914,893
                                                                        ------------      ------------      ------------

Net Cash Provided by (used in) Financing Activities                           (2,489)          250,000        26,745,636
                                                                        ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (89,172)         (356,679)          122,323

Cash and Cash Equivalents, Beginning of Period                               211,495           633,468                --
                                                                        ------------      ------------      ------------

Cash and Cash Equivalents, End of Period                                $    122,323      $    276,789      $    122,323
                                                                        ============      ============      ============

           See the accompanying notes to condensed financial statement

                                  ASTRALIS LTD.
                          (A Development Stage Entity)
                         Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Astralis, Ltd. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Astralis believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Astralis' 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007. For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in 2007. These reclassifications had no effect on the reported net loss.

NOTE 2 - GOING CONCERN

Astralis incurred net losses to common stockholders of $141,162 and $54,737,124 for the three-month period ended March 31, 2007 and for the period March 12, 2001 (date of inception) to March 31, 2007, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750. Astralis has no funds to continue its operations. If it is unable to raise additional funds immediately it will cease operations.

Consequently, the aforementioned items raise substantial doubt about Astralis' ability to continue as a going concern. Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance Astralis' currently anticipated needs for operating and capital expenditures for the remainder of 2007, including the cost to continue clinical trials of Psoraxine(R). Astralis will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

NOTE 3 - STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $2,373 and $35,108 of compensation cost related to non-qualified stock options recognized in operating results for the three months ended March 31, 2007 and 2006, respectively. Since Astralis has generated losses from its inception, no associated future income tax benefit was recognized for the three months ended March 31, 2007 and 2006.

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

                                        Three Months Ended    Three Months Ended
                                             03/31/07              03/31/06
                                        ------------------    ------------------

     Expected volatility                 100.00% - 128.00%     108.00% - 128.00%
     Expected annual dividend yield                     0%                    0%
     Risk free rate of return                 3.96 - 4.78%                 4.45%
     Expected option term (years)                      10                     5

At March 31, 2007 there was $3,431 of total unrecognized compensation cost related to non-vested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of .75 year. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was approximately $3,330 and $4,353, respectively.

Other than stock options covered by the Stock Incentive Plan, Astralis has no outstanding options to purchase shares of its common stock.

Note 4 - Subsequent Events

      The Company's Insurance policies for general liability and workers compensation insurance expired April 10, 2007. consequently, the Company has been without general liability or workers compensation insurance coverage since then. Furthermore, the Company's directors and officers insurance policy expires May 31,2007. If the Company does not renew its directors and officers insurance policy, it will be without directors and officers insurance after May 31,2007.

          SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other "forward-looking" information.

      We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation," as well as any other cautionary language in this filing, and the risk factors appearing in our annual report on Form 10-KSB for the year ended December 31, 206, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the sections captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report could seriously harm our business. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this quarterly report on Form 10-QSB.

                                    Overview

General

      Astralis Ltd. ("Astralis", "we", "us", "our", or the "Company") is a development stage biotechnology company that was engaged primarily in the research and development of treatments for immune system disorders and skin diseases, such as psoriasis and psoriatic and rheumatoid arthritis. The Company's initial product candidate, Psoraxine(R), is a protein extract used for the treatment of the skin disease psoriasis.

      As of the date of this filing, Astralis' liabilities exceed its assets. As of May 18, 2007, the Company has $8,606 in available cash and accounts payable of approximately $368,955. Consequently all of the Company's drug development efforts have ceased until sufficient funding may be raised. Furthermore, the Company needs substantial additional funds in order to fund continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time. We have only one employee remaining, being Dr. Jose Antonio O'Daly, our Chairman. We are seeking funds to:

      o     Continue ongoing research and development of Psoraxine(R);

      o Recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R); and

      o Develop technology underlying Psoraxine(R) for the treatment of indications other than psoriasis, such as psoriatic arthritis, eczema, seborrheic dermatitis, rheumatoid arthritis, multiple sclerosis, inflammatory bowel disease and leishmaniasis.

      Because the Company has not been able to secure sufficient funding to continue the development of Psoraxine(R) on a timely basis, the market introduction of Psoraxine(R) has been delayed indefinitely. If sufficient funding is not obtained, the development program will not reach commercial markets. During the last year, all of the Company's independent Board members have resigned. There is no audit committee, no compensation committee and there are only two members of the Board remaining, neither of whom has substantial business experience in the United States or in the biotechnology industry.

      The Company was originally incorporated under the laws of the State of Colorado in 1999 under the name Hercules Development Group, Inc. We subsequently changed our name to Astralis Pharmaceuticals Ltd. and, in November 2001, reincorporated under the laws of the State of Delaware under our present name. Our main office is located at 75 Passaic Avenue, Fairfield, New Jersey 07004.

Recent Developments

In 2006, the Company announced it was reviewing strategic alternatives.

      On October 6, 2006, the Board of Directors of Astralis, Ltd. announced that it had determined that Astralis was unable to continue drug development activities until additional funds were found and the Company was considering strategic alternatives including a sale of the assets or the stock of the Company. On August 21, 2006 the Company announced that "As of the date of this press release, the Company's liabilities exceed its cash. If the Company does not acquire additional cash within days, it will be forced to cease operations." During the last fifteen months, the Company has been unable to identify sufficient funds to finance its continuing operations. The Company is actively seeking potential new investors, a potential development partner(s) or offers to acquire all or part of the Company.

      Since the August 2006 and September 2006 private placements discussed below, the Company raised only $150,000 of new capital from Blue Cedar Limited, an existing investor ("Blue Cedar"). In December 2006, Blue Cedar indicated to us that it would make an additional investment in the Company. In December 2006, the Company received from Blue Cedar a partial investment of $150,000. The Company and Blue Cedar Limited have not yet determined the terms of this $150,000 partial investment or the terms of and total amount to be invested by Blue Cedar. Additionally, the Company received $466,168 during December 2006 from the sale of New Jersey State research and development tax credits.

Departure of Directors and Principal Officers.

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

      On July 16, 2006, Michael Ashton, a member of the Board of Directors of Astralis and the representative of our shareholder SkyePharma, PLC ("SkyePharma") on the Board, announced his resignation from the Board, effective July 17, 2005. Mr. Ashton had recently retired from the Board of SkyePharma, PLC and consequently resigned from the Board of Astralis.

      On May 5, 2006, Fabien Pictet, a member of the Board of Directors of Astralis, announced his resignation from the Board. Mr. Pictet's effective date of resignation was May 4, 2006.

      On January 25, 2006, James Sharpe resigned as a member of the Board of Directors, Chief Executive Officer and President of the Company, pursuant to a Separation Agreement and General Release by and between the Company and Mr. Sharpe. Mr. Sharpe's resignation was effective as of December 31, 2005.

      On December 11, 2005, Steven Fulda, a member of the Board of Directors and Audit Committee of the Company, announced his resignation from the Board and Audit Committee, effective December 30, 2005.

Limited Working Capital.

      As of the date of this filing Astralis' liabilities exceed its cash. As of May 18, 2007, the Company has $8,606 in available cash and accounts payable of approximately $368,955. The Company has been unable to raise funding since receiving an investment of $150,000 from Blue Cedar in December 2006. The Company must raise additional funds immediately to recommence its operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time.

      In December 2006, our stockholder Blue Cedar indicated to us that it would make an additional investment in the Company. In December 2006, the Company received from Blue Cedar a partial investment of $150,000. The Company and Blue Cedar have not yet determined the terms of this $150,000 partial investment or the terms of and total amount to be invested by Blue Cedar.

September 2006 Private Placement ($12,500)

      On September 29, 2006, the Company closed a private placement of securities from which it received proceeds of $12,500. In connection therewith, Astralis issued to Blue Cedar, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

August 2006 Private Placement ($64,980)

      On August 22, 2006, the Company closed a private placement of securities from which it received proceeds of $64,980. In connection therewith, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

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

      On July 25, 2006, Astralis issued to SkyePharma, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of Common Stock at an exercise price of $0.135 per share. Lipworth acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933.

                                Plan of Operation

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

For the three months ended March 31, 2007:

      For the three months ended March 31, 2007, we had no revenue from operations and incurred operating expenses of $96,481, which consisted primarily of:

      o Research and development costs of $4,886, including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $91,595, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended March 31, 2007, we incurred a net loss of $141,162.

For three months ended March 31, 2006:

      For the three months ended March 31, 2006, we had no revenue from operations and incurred operating expenses of $428,757 which consisted primarily of:

      o Research and development costs of $164,027 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $261,633, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended March 31, 2006, we incurred a net loss of $427,243.

Comparison

      Our research and development expenses declined from $164,027 during the three months ended March 31, 2006 to $4,886 during the three months ended March 31, 2007, primarily due to the reduction in R&D activities due to lack of sufficient funding to continue research and development efforts.

      By comparison to the three months ended March 31, 2006, our general and administrative costs for the three months ended March 31, 2007 decreased by $170,038 primarily due to the elimination of all but one employee and the reduction in research and development activities. Our remaining costs consist primarily of satisfying our obligations to provide reports to investors under the Securities Exchange Act of 1934 (the "Exchange Act").

      Losses of $141,162 for the three months ended March 31, 2007 were $286,081 less than losses for the three months ended March 31, 2006, reflecting management's cost control initiatives implemented during 2006 and continuing in 2007.

The Next Twelve Months

      At March 31, 2007 the Company had a cash balance of $122,323 which was depleted to $8,606 as of May 18, 2007. Currently, the Company has approximately $518,955 outstanding obligations.

      Although the Company has no funding to continue any operating activities, if sufficient funding is raised, which is unlikely, it will be used over the course of the next twelve months as follows:

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

      o We would be required to hire new employees and, we would spend approximately $250,000 to pay management salaries and salaries of employees, a portion of which is treated as research and development expense.

      o Our lease for our executive offices expires in June 2007. We would have to identify new office and laboratory space which could cost approximately $250,000 for our general, administrative and working capital requirements.

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

      o We will need to raise additional funds immediately to recommence our operations and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we could be required to cease operations and to seek protection under the federal bankruptcy laws.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our interim Chief Executive Officer and interim Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Following the audit of our 2006 financial statements by our independent auditors, we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

      Our independent auditors identified certain errors in the financial statements for the 2006 reporting period that were not initially identified by the Company's internal control over financial reporting. The aggregate amount of these errors was material to our financial statements and therefore represents a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

(b) Changes in internal controls over financial reporting.

      There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  RISK FACTORS

      You should carefully consider each of the following risk factors and all of the other information in this report in addition to the Risk Factors set forth in our annual report on Form 10-KSB for the year ended December 31, 2006. The following risks relate principally to Astralis' business. If any of the following risks actually occur, the business, financial condition or results of operations of Astralis could be materially adversely affected. As a result, the market price of shares of Astralis' common stock could decline significantly

      We are insolvent, we have ceased drug development efforts and we will need to obtain additional funds immediately to support our future operation expenses. Our auditors have expressed uncertainty regarding our ability to continue as a going concern.

      As of the date of this filing Astralis' liabilities exceed its cash: as of May 18, 2007, the Company has $8,606 in available cash and accounts payable of $368,955. Astralis has ceased drug development efforts, has only one employee and may be forced to file for protection under Federal bankruptcy laws. The Company will need to raise additional funds immediately to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint.

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

      The Independent Auditors' Report on our financial statements filed with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 includes a paragraph indicating doubt about our ability to continue as a going concern. The financial statements that accompany this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

      Recent and future changes in senior management and board composition has made it virtually impossible for us to implement our business plan. In addition, we no longer have any independent Board members, no management team and no member of our Audit Committee.

      On January 25, 2006, we accepted the resignation of James Sharpe, effective as of December 31, 2006 with respect to his position as Chief Executive Officer, President and member of the Board of Directors. On October 6, 2006, Michael Garone resigned as the Company's interim Chief Executive Officer and Chief Financial Officer. Simultaneously, Gar-1 Business Advisory Services, an entity owned by Mr. Garone, was appointed by the Board as a consultant and financial advisor to assist in the analysis and development of the Company's strategic plan. Currently, Dr. Jose Antonio O'Daly, our only employee, is serving as Chairman of the Board, Chief Scientific Officer, interim Chief Financial Officer and interim Chief Executive Officer. Dr. Jose O'Daly, is a medical doctor from Caracas, Venezuela who possesses a Ph.D in Biochemistry from Johns Hopkins University, and arrived in the United States from Caracas, Venezuela in 2001. Dr. O'Daly is a scientist and does not have substantial experience running a public company or developing pharmaceutical products for commercialization.

      Additionally there have been significant changes to the composition of our Board of Directors. Eight of the ten members of the Board that was in place during December 2005 have resigned. Consequently, the Company has two Board members, neither of whom is independent. The Company is not in compliance with its bylaws in regards to Board composition, nor does it have enough qualified members to populate required committees. With the March 7, 2007 resignation of our sole independent director, Samuel T. Barnett, we no longer have an Audit Committee or a financial "expert" as defined by Item 407(d)(5) of Regulation S-B of the Exchange Act.

      We have determined that our disclosure controls and procedures are ineffective and our auditor has concluded that our current internal controls are insufficient to protect our assets.

      Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our interim Chief Executive Officer and interim Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Following the audit of our 2006 financial statements by our independent auditors we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB).

      Our independent auditors identified certain errors in the financial statements in the 2006 reporting period that were not initially identified by the Company's internal control over financial reporting. The aggregate amount of these errors was material to our financial statements and therefore represents a material weakness in our internal control over financial reporting. Upon being notified of these errors we corrected the information included in the financial statements before such statements were filed with the Securities and Exchange Commission or disclosed publicly to any parties.

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

      The Company's Insurance Policies for general liability and workers compensation insurance expired April 10, 2007. Consequently the Company has been without general liability or workers compensation insurance coverage since then. Furthermore, the Company's D&O Insurance expires May 31, 2007. If the Company does not renew its D&O insurance policy, it will be without D&O Insurance after May 31, 2007

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In December 2006, our stockholder Blue Cedar indicated to us that it would make an additional investment in the Company. In December 2006, the Company received from Blue Cedar a partial investment of $150,000. The Company and Blue Cedar have not yet determined the terms of this $150,000 partial investment or the terms of and total amount to be invested by Blue Cedar.

September 2006 Private Placement ($12,500)

      On September 29, 2006, the Company closed a private placement of securities from which it received proceeds of $12,500. In connection therewith, Astralis issued to Blue Cedar, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $12,500, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (September 29, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 166,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

August 2006 Private Placement ($64,980)

      On August 22, 2006, the Company closed a private placement of securities from which it received proceeds of $64,980. In connection therewith, Astralis issued to Blue Cedar; (i) a convertible promissory note in the principal amount of $20,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (August 22, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 266,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 27, 2006, Astralis issued to Lipworth, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $9,980, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 27, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 133,067 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On July 25, 2006, Astralis issued to SkyePharma, an accredited investor and a current stockholder of Astralis; (i) a convertible promissory note in the principal amount of $35,000, convertible into shares of Astralis' common stock at $0.075 per share at any time prior to the redemption date (July 25, 2009), interest will be charged on the note at 6% per annum and (ii) a warrant to purchase 466,667 shares of common stock at an exercise price of $0.113 per share. The warrants expire five years from the date of issuance.

      On March 31, 2006, the Company closed a private placement of securities from which it received proceeds of $250,000. In connection with such private placement, the Company issued to Blue Cedar, an accredited investor and currently a stockholder of the Company, (i) a convertible promissory note in the principal amount of $250,000, convertible into shares of the Company's Common Stock at $0.09 per share, and (ii) a warrant to purchase 2,777,778 shares of Common Stock at an exercise price of $0.135 per share. Lipworth acted as the placement agent in connection with this private placement. The securities offered and sold in this private placement were sold in reliance on an exemption from the registration requirements under Regulation D of the Securities Act of 1933.

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

10.17 (11)        Securities Purchase Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.18 (11)        Registration Rights Agreement, dated August 17, 2005, by and between Astralis Ltd. and Blue Cedar Limited.

10.19 (11)        Stockholder's Agreement, dated August 17, 2005, by and between
                  Astralis Ltd. and Blue Cedar Limited.

10.20 (11)        Long-term Common Stock Purchase Warrant issued to Blue Cedar
                  Limited by Astralis Ltd.

10.21 (11)        Short-term Common Stock Purchase Warrant issued to Blue Cedar
                  Limited by Astralis Ltd.

10.22 (11)        Long-term Common Stock Purchase Warrant issued to Lipworth
                  Capital Limited by Astralis Ltd.

10.23 (12)        Separation Agreement and General Release, dated January 25,
                  2006, by and between James Sharpe and the Registrant.

10.24 (13)        Form of Subscription Agreement, dated March 31, 2007, by and between Astralis Ltd. and Blue Cedar Limited.

10.25 (13)        Form of Warrant, dated March 31, 2007, issued to Blue Cedar
                  Limited by Astralis Ltd.

10.26 (13)        Form of Convertible Promissory Note in the principal amount of
                  $250,000, dated March 31, 2006, issued to Blue Cedar Limited by Astralis Ltd.

10.27 Form of Subscription Agreement used in the August 2006 private placement.

10.28             Form of Warrant used in the August 2006 private placement.

10.29 Form of Convertible Promissory Note used in the August 2006 private placement.

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

(11) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 10-QSB on August 19, 2005.

(12) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on March 31, 2006.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit on Form 8-K on April 6, 2006.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTRALIS LTD.
                                  (Registrant)


Dated: May 21, 2007               By: /s/ Dr. Jose A. O'Daly
                                      ------------------------------------------
                                  Dr. Jose A. O'Daly
                                  Chief Scientific Officer, Interim Chief
                                  Executive Officer, Interim Chief Financial
                                  Officer & Chairman of the Board
                                  (Authorized Signatory on behalf of Registrant)