Form 10QSB
period 2007-06-30
ASTRALIS LTD
filed 2007-08-20
CIK 1099066

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       For the quarter ended June 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from ________ to __________

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

                                75 Passaic Avenue
                           Fairfield, New Jersey 07004
                           ---------------------------
                    (Address of principal executive offices)

                                 (973) 227-7168
                                 --------------
                           (Issuer's telephone number)

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

As of August 17, 2007, there were 91,454,873 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                               FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2007

Part I          Financial Information........................................  1
        Item 1  Financial Statements
                Balance Sheets...............................................  1
                Statements of Operations (unaudited).........................  2
                Statements of Cash Flows (unaudited).........................  3
                Notes to Financial Statements (unaudited)....................  4
        Item 2  Management's Discussion and Analysis or Plan of Operation....  9
        Item 3  Controls and Procedures...................................... 13
Part II         Other Information............................................ 19
        Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.. 19
        Item 6  Exhibits..................................................... 20

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                                  June 30,        December 31,
                                                                                    2007             2006
                                                                                ------------    ------------
Current Assets
   Cash and cash equivalents                                                    $      3,272    $    211,495
   Prepaid expenses                                                                   54,129         101,650
                                                                                ------------    ------------

                    Total Current Assets                                              57,401         313,145

Property and Equipment, Net                                                            3,320           5,752
Deposits                                                                               5,000           5,000
                                                                                ------------    ------------

                    Total Assets                                                $     65,721    $    323,897
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable and accrued expenses                                        $    299,473    $    313,762
   Note payable advance, pending loan negotiations                                   150,000         150,000
                                                                                ------------    ------------

                    Total Current Liabilities                                        449,473         463,762
                                                                                ------------    ------------

Long-Term convertible debenture - net of discounts                                    85,948          70,430

                    Total Liabilities                                                535,421         534,192
                                                                                ------------    ------------

Commitments and Contingencies                                                             --              --

Stockholders' Deficit:
   Common stock; $.0001 par value; 150,000,000 shares authorized;
     91,454,873 issued and outstanding for both periods                                9,145           9,145
   Additional paid-in capital                                                     32,161,693      32,157,772
   Deficit accumulated during the development stage                              (32,640,538)    (32,377,212)
                                                                                ------------    ------------

                    Total Stockholders' Deficit                                     (469,700)       (210,295)
                                                                                ------------    ------------

                                                                                $     65,721    $    323,897
                                                                                ============    ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                             Statements of Expenses
                                   (unaudited)

                                                        Three Months Ended June 30,      Six Months Ended June 30,    March 12, 2001
                                                       ----------------------------    ----------------------------   (Inception) to
                                                           2007            2006            2007            2006        June 30, 2007
                                                       ------------    ------------    ------------    ------------    ------------
Operating Expenses
  Research and development - related party             $         --    $         --    $         --    $         --    $ 16,278,822
   Research and development                                   1,146         125,723           6,032         289,750       6,526,343
   Depreciation and amortization                              1,148           2,716           2,433           5,813         107,696
   Impairment of intangibles                                     --              --              --              --       2,912,588
   Realized loss on asset exchange                               --              --              --              --          28,957
   General and administrative                                70,767         276,778         161,077         539,796       8,038,309
                                                       ------------    ------------    ------------    ------------    ------------

Loss From Operations                                        (73,061)       (405,217)       (169,542)       (835,359)    (33,892,715)

Other (income) expense
     Interest income                                           (258)         (1,448)         (2,153)         (4,347)       (217,674)
    Other income - sale of state tax credits                     --              --              --              --      (1,288,186)
     Interest expense                                        15,100              --          28,258              --          60,348
    Registration rights penalty                              34,261              --          67,679              --         193,335
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss                                                   (122,164)       (403,769)       (263,326)       (831,012)    (32,640,538)
Preferred Stock Dividends                                        --              --              --              --     (22,218,750)
                                                       ------------    ------------    ------------    ------------    ------------

Net Loss to Common Stockholders                        $   (122,164)   $   (403,769)   $   (263,326)   $   (831,012)   $(54,859,288)
                                                       ============    ============    ============    ============    ============

Basic and Diluted Loss per Common Share                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                       ============    ============    ============    ============

Basic and Diluted Weighted Average
   Common Shares Outstanding                             91,454,873      91,454,873      91,454,873      91,454,873
                                                       ============    ============    ============    ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                        Six Months Ended June 30,     March 12, 2001
                                                                                     -----------------------------    (Inception) to
                                                                                          2007            2006         June 30, 2007
                                                                                     ------------     ------------     ------------
Cash Flows from Operating Activities
   Net loss                                                                          $   (263,326)    $   (831,012)    $(32,640,538)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization (research and development amounts                       2,433           39,945        2,741,139
      included)
      Impairment of intangible asset                                                           --               --        2,912,588
      Amortization of note discount                                                        15,518           13,802           25,549
      Loss on assets swapped for rent                                                          --               --           28,957
      Members' contributed salaries                                                            --               --           12,986
      Research and development service fee netted against proceeds
            received from preferred stock issuance                                             --               --        5,015,000
      Amortization of deferred compensation                                                 3,921           71,876          222,428
      Compensatory common stock                                                                --               --          310,999
      Assignment of call option                                                                --               --          376,507
      Loss on sale of available-for-sale securities and fixed asset                            --               --          213,588
       retirement
   Changes in assets and liabilities
      Prepaid expenses                                                                     47,521           32,816           (7,329)
      Supplies                                                                                 --               --          (32,108)
      Accounts payable and accrued expenses                                               (11,801)        (255,258)          (2,849)
                                                                                     ------------     ------------     ------------

Net Cash Used in Operating Activities                                                    (205,734)        (927,831)     (20,823,083)
                                                                                     ------------     ------------     ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                                  --               --      (14,057,504)
   Proceeds from sale of available-for-sale securities                                         --               --       13,843,916
   Expenditures related to patent                                                              --               --         (134,222)
   Purchase of technology option                                                               --               --       (5,000,000)
   Insurance proceeds from claim                                                               --               --            4,113
   Proceeds received on deposit                                                                --               --           (5,000)
   Purchases of property and equipment                                                         --               --         (570,584)
                                                                                     ------------     ------------     ------------

Net Cash Used in Investing Activities                                                          --               --       (5,919,281)
                                                                                     ------------     ------------     ------------

Cash Flows from Financing Activities
   Proceeds from convertible debenture                                                         --          350,000          427,480
   Borrowings on debt                                                                          --               --          108,329
   Principal payments on debt                                                              (2,489)              --         (108,329)
   Repurchase of common stock                                                                  --               --          (80,000)
   Proceeds from loan advance                                                                  --               --          150,000
   Issuance of common stock, net of offering and transaction costs                             --               --       11,333,263
   Issuance of preferred stock                                                                 --               --       14,914,893
                                                                                     ------------     ------------     ------------

Net Cash Provided by (Used in) Financing Activities                                        (2,489)         350,000       26,745,636
                                                                                     ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (208,223)        (577,831)           3,272

Cash and Cash Equivalents, Beginning of Period                                            211,495          633,468               --
                                                                                     ------------     ------------     ------------

Cash and Cash Equivalents, End of Period                                             $      3,272     $     55,637     $      3,272
                                                                                     ============     ============     ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                          Notes to Fiancial Statements
                                   (unaudited)

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

NOTE 2 - GOING CONCERN

Astralis incurred net losses to common stockholders of $263,326 and $54,859,288 for the six-month period ended June 30, 2007 and for the period March 12, 2001 (date of inception) through June 30, 2007, respectively. Included in the cumulative net losses was non-cash preferred stock dividend generated from beneficial conversion features of preferred stock in the amount of $22,218,750. Astralis has no funds to continue its operations. If it is unable to raise additional funds immediately it will cease operations.

The Company's Insurance policies for general liability and workers compensation insurance expired April 10, 2007; consequently, the Company has been without general liability or workers compensation insurance coverage since then. Furthermore, the Company's directors and officers insurance policy expired May 31, 2007, it is without directors and officers insurance.

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

There was $3,921 and $2,373 of compensation cost related to non-qualified stock options recognized in operating results for the six and three months ended June 30, 2007, respectively. Since Astralis has generated losses from its inception, no associated future income tax benefit was recognized for the six and three months ended June 30, 2007.

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

                                          Six Months Ended     Six Months Ended
                                              6/30/07              6/30/06
                                         -----------------    -----------------
       Expected volatility               100.00 % - 128.00%   108.00 % - 128.00%
       Expected annual dividend yield                    0%                   0%
       Risk free rate of return                3.96 - 4.78%                4.45%
       Expected option term (years)                     10                    5

At June 30, 2007 there was $1,883 of total unrecognized compensation cost related to non-vested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of .5 year. The total fair value of options vested during the six and three months ended June 30, 2007 was approximately $20,299 and $3,330, respectively.

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

      We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. Our actual results may differ materially from the expectations we describe in our forward-looking statements.

Item 2. Management's Discussion and Analysis or Plan Of Operation.

      The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this quarterly report on Form 10-QSB. This quarterly report contains certain statements of a forward-looking nature relating to future events or our future financial performance. We caution prospective investors that such statements involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report, which could cause actual results to differ materially from those indicated by such forward-looking statements. We disclaim any obligation to update information contained in any forward-looking statement.

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

Limited Working Capital.

      As of the date of this filing, Astralis' liabilities exceed its cash. As of June 30, 2007, the Company has $3,272 in available cash and cash equivalents, and accounts payable and accrued expenses of $299,473. Astralis has essentially ceased all operations. The Company will need to raise additional funds immediately to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time.

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

                                Plan of Operation

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30,
2006.

For the three months ended June 30, 2007:

      For the three months ended June 30, 2007, we had no revenue from operations and incurred operating expenses of $73,061 which consisted primarily of:

      o Research and development costs of $1,146 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $70,767, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended June 30, 2007, we incurred a net loss of $122,164.

For three months ended June 30, 2006:

      For the three months ended June 30, 2006, we had no revenue from operations and incurred operating expenses of $405,217 which consisted primarily of:

      o Research and development costs of $125,723 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $276,778, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the three months ended June 30, 2006, we incurred a net loss of $403,769.

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006.

For the six months ended June 30, 2007:

      For the six months ended June 30, 2007, we had no revenue from operations and incurred operating expenses of $169,542 which consisted primarily of:

      o Research and development costs of $6,032 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $161,077, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the six months ended June 30, 2007, we incurred a net loss of $263,326.

For six months ended June 30, 2006:

      For the six months ended June 30, 2006, we had no revenue from operations and incurred operating expenses of $835,359 which consisted primarily of:

      o Research and development costs of $289,750 including evaluation of clinical trial results, reformulation of Psoraxine(R) and activity testing in animals.

      o General and administrative costs of $539,796, including professional fees, rent, salaries for management and our general corporate expenditures.

      As a result, during the six months ended June 30, 2006, we incurred a net loss of $831,012.

Comparison

      Our research and development expenses declined from $289,750 during the six months ended June 30, 2006 to $6,032 during the six months ended June 30, 2007, primarily due to the cessation in R&D activities during 2007.

      By comparison to the six months ended June 30, 2006, our general and administrative costs for the six months ended June 30, 2007 decreased by $378,719 primarily due to management's cost control initiatives and downsizing.

      Losses of $169,542 for the six months ended June 30, 2007 were $665,817 less than losses for the six months ended June 30, 2006, reflecting management's cost control initiatives implemented during 2006.

The Next Twelve Months

      At June 30, 2007, the Company had cash and cash equivalents of $3,272. Currently, the Company has $535,421 outstanding obligations. Accordingly, the Company has effectively ceased operations.

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

Item 3. Controls And Procedures.

(a) Evaluation of disclosure controls and procedures.

      Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our interim Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.                             Description
-----------                             -----------

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

                             ASTRALIS LTD.
                             (Registrant)


Dated: August 20, 2007       By: /s/ Jose A. O'Daly
                                 -----------------------------------------------
                             Dr. Jose A. O'Daly
                             Chief Scientific Officer, Interim CEO, Interim CFO,
                             & Chairman of the Board
                             (Authorized Signatory on behalf of Registrant)

                                  Exhibit Index

Exhibit No.                             Description
-----------                             -----------

31.1 Certification by the Interim Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002