Form 10QSB
period 2007-09-30
ASTRALIS LTD
filed 2007-11-19
CIK 1099066

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarter ended September 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from ________ to __________

                        Commission File Number: 000-30997

                                  ASTRALIS LTD.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   84-1508866
   -------------------------------          ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                                75 Passaic Avenue
                           Fairfield, New Jersey 07004
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (973) 227-7168
                           ---------------------------
                           (Issuer's telephone number)

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

As of November 17, 2007, there were 91,454,873 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

================================================================================

                                  ASTRALIS LTD.

                                      INDEX

                               FORM 10-QSB FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Part I          Financial Information........................................  3
        Item 1  Financial Statements
                Balance Sheets (unaudited)...................................  3
                Statements of Operations (unaudited).........................  4
                Statements of Cash Flows (unaudited).........................  5
                Notes to Financial Statements (unaudited)....................  6
        Item 2  Management's Discussion and Analysis or Plan of Operation....  7
        Item 3  Controls and Procedures...................................... 10
Part II         Other Information............................................ 10
        Item 6  Exhibits..................................................... 10

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                     ASSETS

                                                                            September 30,    December 31,
                                                                                2007             2006
                                                                            ------------     ------------
Current Assets
   Cash and cash equivalents                                                $        217     $    211,495
   Prepaid expenses                                                               48,533          101,650
                                                                            ------------     ------------
          Total Current Assets                                                    48,750          313,145

Property and Equipment, Net                                                        2,302            5,752
Deposits                                                                           5,000            5,000
                                                                            ------------     ------------
                                                                            $     56,052     $    323,897
                                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable and accrued expenses                                    $    350,771     $    313,762
   Note payable advance, pending loan negotiations                               150,000          150,000
                                                                            ------------     ------------
          Total Current Liabilities                                              500,771          463,762
                                                                            ------------     ------------

Long-Term convertible debenture - net of discounts                                97,491           70,430

          Total Liabilities                                                      598,262          534,192
                                                                            ------------     ------------

Commitments and Contingencies                                                         --               --

Stockholders' Deficit:
   Common stock; $.0001 par value; 150,000,000 shares authorized at
     2007 and 2006; 91,454,873 issued and outstanding for both periods             9,145            9,145
   Additional paid-in capital                                                 32,162,346       32,157,772
   Deficit accumulated during the development stage                          (32,713,701)     (32,377,212)
                                                                            ------------     ------------
          Total Stockholders' Deficit                                           (542,210)        (210,295)
                                                                            ------------     ------------
                                                                            $     56,052     $    323,897
                                                                            ============     ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                             Statements of Expenses
                                   (unaudited)


                                             Three Months Ended September 30,    Nine Months Ended September 30,    March 12, 2001
                                             --------------------------------    -------------------------------    (Inception) to
                                                 2007                2006            2007               2006      September 30, 2007
                                             ------------        ------------    ------------       ------------  ------------------
Operating Expenses
  Research and development - related party   $         --        $         --    $         --       $         --     $ 16,278,822
  Research and development                          1,018             173,688           7,050            463,438        6,527,361
  Depreciation and amortization                        --               2,310              --              8,123          107,696
  Impairment of intangibles                            --                  --              --                 --        2,912,588
  Realized loss on asset exchange                      --                  --              --                 --           28,957
  General and administrative                       19,039             306,248         182,549            844,879        8,057,348
                                             ------------        ------------    ------------       ------------     ------------
Loss From Operations                              (20,057)           (482,246)       (189,599)        (1,316,440)     (33,912,772)

Other (income) expense
  Interest income                                     (26)               (273)         (2,179)            (4,620)        (217,700)
  Other income - sale of state tax credits             --                  --              --                 --       (1,288,186)
  Interest expense                                 18,008                  --          46,266                 --           78,356
  Registration rights penalty                      35,124              20,835         102,803             20,835          228,459
                                             ------------        ------------    ------------       ------------     ------------
Net Loss                                          (73,163)           (502,808)       (336,489)        (1,332,655)     (32,713,701)
Preferred Stock Dividends                              --                  --              --                 --      (22,218,750)
                                             ------------        ------------    ------------       ------------     ------------
Net Loss to Common Stockholders              $    (73,163)       $   (502,808)   $   (336,489)      $ (1,332,655)    $(54,932,451)
                                             ============        ============    ============       ============     ============

Basic and Diluted Loss per Common Share      $      (0.00)       $      (0.01)   $      (0.00)      $      (0.01)             n/a
                                             ============        ============    ============       ============     ============
Basic and Diluted Weighted Average
  Common Shares Outstanding                    91,454,873          91,454,873      91,454,873         91,454,873              n/a
                                             ============        ============    ============       ============     ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                       Nine Months Ended September 30,        March 12, 2001
                                                                       -------------------------------        (Inception) to
                                                                           2007               2006          September 30, 2007
                                                                       ------------       ------------      ------------------
Cash Flows from Operating Activities
   Net loss                                                            $   (336,489)      $ (1,332,655)       $(32,713,701)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                           3,451             50,128           2,742,157
      Impairment of intangible asset                                             --          2,912,588
      Amortization of note discount                                          27,061             35,219              37,092
      Loss on assets swapped for rent                                            --                 --              28,957
      Members' contributed salaries                                              --                 --              12,986
      Research and development service fee netted against proceeds
        received from preferred stock issuance                                   --                 --           5,015,000
      Amortization of deferred compensation                                   4,574            107,593             223,081
      Compensatory common stock                                                  --                 --             310,999
      Assignment of call option                                                  --                 --             376,507
      Loss on sale of available-for-sale securities and fixed asset              --                 --             213,588
       retirement
   Changes in assets and liabilities
      Prepaid expenses                                                       53,117             32,816              (1,733)
      Supplies                                                                   --                 --             (32,108)
      Accounts payable and accrued expenses                                  39,498             59,275              48,450
                                                                       ------------       ------------        ------------
Net Cash Used in Operating Activities                                      (208,788)        (1,047,624)        (20,826,137)
                                                                       ------------       ------------        ------------

Cash Flows from Investing Activities
   Purchases of available-for-sale securities                                    --                 --         (14,057,504)
   Proceeds from sale of available-for-sale securities                           --                 --          13,843,916
   Expenditures related to patent                                                --                 --            (134,222)
   Purchase of technology option                                                 --                 --          (5,000,000)
   Insurance proceeds from claim                                                 --                 --               4,113
   Proceeds received on deposit                                                  --                 --              (5,000)
   Purchases of property and equipment                                           --                 --            (570,584)
                                                                       ------------       ------------        ------------
Net Cash Used in Investing Activities                                            --                 --          (5,919,281)
                                                                       ------------       ------------        ------------

Cash Flows from Financing Activities
   Proceeds from convertible debenture                                           --            427,480             427,480
   Borrowings on debt                                                            --                 --             108,329
   Principal payments on debt                                                (2,490)                --            (108,330)
   Repurchase of common stock                                                    --                 --             (80,000)
   Proceeds from loan advance                                                    --                 --             150,000
   Proceeds from exercise of stock options                                       --                 --                  --
   Issuance of common stock, net of offering and transaction costs               --                 --          11,333,263
   Issuance of preferred stock                                                   --                 --          14,914,893
                                                                       ------------       ------------        ------------
Net Cash Provided by Financing Activities                                    (2,490)           427,480          26,745,635
                                                                       ------------       ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (211,278)          (620,144)                217
Cash and Cash Equivalents, Beginning of Period                              211,495            633,468                  --
                                                                       ------------       ------------        ------------
Cash and Cash Equivalents, End of Period                               $        217       $     13,324        $        217
                                                                       ============       ============        ============

               See the accompanying notes to financial statements.

                                  ASTRALIS LTD.
                          (A Development Stage Company)
                          Notes to Fiancial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Astralis, Ltd., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Astralis believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations.

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

NOTE 2 - GOING CONCERN

Astralis incurred net losses to common stockholders for the nine-month period ended September 30, 2007 and has a working capital deficit as of September 30, 2007. Astralis has no funds to continue its operations. If it is unable to raise additional funds immediately it will cease operations.

These conditions raise substantial doubt about Astralis' ability to continue as a going concern. Management is seeking to identify additional capital immediately so that it may continue its operations. These funds will be needed in order to finance Astralis' currently anticipated needs for operating and capital expenditures for the remainder of 2007, including the cost to continue clinical trials of Psoraxine(R). Astralis will also need to raise significant additional funds from outside sources in future years in order to complete existing and future phases of FDA required testing.

NOTE 3 - STOCK BASED COMPENSATION

There was $4,574 of compensation cost related to non-qualified stock options recognized in operating results for the nine months ended September 30, 2007 related to option grants from prior years that vested in 2007. No options were granted in 2007.

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

      As of the date of this filing, Astralis' liabilities exceed its assets by a substantial amount. Consequently all operations and drug development efforts have ceased until sufficient funding may be raised. Furthermore, substantial additional funds will be needed in order to fund continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time. We have only one employee remaining, being Dr. Jose Antonio O'Daly, our Chairman. We are seeking funds to:

      o     Satisfy our substantial liabilities

      o     Continue ongoing research and development of Psoraxine(R); and

      o Recommence clinical trials to obtain the approval of the United States Food and Drug Administration for the marketing of Psoraxine(R);

      Because the Company has not been able to secure sufficient funding to continue the development of Psoraxine(R) on a timely basis, all development efforts with respect to Psoraxine(R) has been delayed indefinitely. If sufficient funding is not obtained soon, the development program will likely never reach commercial markets. During the last year, all of the Company's independent Board members have resigned. There is no audit committee, no compensation committee and there are only two members of the Board remaining, neither of whom has substantial business experience in the United States or in the biotechnology industry.

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

No Working Capital

      As of the date of this filing, Astralis' liabilities exceed its cash by a substantial amount. As of September 30, 2007, the Company has $217 in available cash and cash equivalents, and accounts payable and accrued expenses of $350,771. Astralis has essentially ceased all operations. The Company will need to raise additional funds immediately to satisfy its obligations and to continue our operations. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R), especially given the failure of our Phase II study to meet its primary endpoint. We could be forced to seek protection under Federal bankruptcy laws at any time.

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

                                Plan of Operation

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006.

For the three months ended September 30, 2007:

      For the three months ended September 30, 2007, we had no revenue from operations and incurred operating expenses of $20,057 which consisted primarily of:

      o     Research and development costs of $1,018.

      o General and administrative costs of $19,039, including professional fees, rent, salaries for management and our general corporate expenditures.

      We had interest expense of $18,008 and penalty for failing to file a registration statement for the benefit of our stockholder of $35,124. As a result, during the three months ended September 30, 2007, we incurred a net loss of $73,163.

For three months ended September 30, 2006:

      For the three months ended September 30, 2006, we had no revenue from operations and incurred operating expenses of $482,246 which consisted primarily of:

      o Research and development costs of $173,688 including evaluation of clinical trial results and reformulation of Psoraxine(R).

      o General and administrative costs of $306,248, including professional fees, rent, salaries for management and our general corporate expenditures.

      We had no interest expense and penalty for failing to file a registration statement for the benefit of our stockholder of $20,835. As a result, during the three months ended September 30, 2006, we incurred a net loss of $502,808.

Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006.

For the nine months ended September 30, 2007:

      For the nine months ended September 30, 2007, we had no revenue from operations and incurred operating expenses of $189,599 which consisted primarily of:

      o     Research and development costs of $7,050.

      o General and administrative costs of $182,549, including professional fees, rent, salaries for management and our general corporate expenditures.

      We had interest expense of $46,266 and penalty for failing to file a registration statement for the benefit of our stockholder of $102,803. As a result, during the nine months ended September 30, 2007, we incurred a net loss of $336,489

For nine months ended September 30, 2006:

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

      We had no interest expense and penalty for failing to file a registration statement for the benefit of our stockholder of $20,835. As a result, during the nine months ended September 30, 2006, we incurred a net loss of $1,332,655.

Comparison

      Our research and development expenses declined from $463,438 during the nine months ended September 30, 2006 to $7,050 during the nine months ended September 30, 2007, primarily due to the cessation in R&D activities during 2007.

      By comparison to the nine months ended September 30, 2006, our general and administrative costs for the nine months ended September 30, 2007 decreased by $662,330 primarily due to the termination of all but one of our employees during 2007 and the substantial cessation of our activities.

      Losses of $336,489 for the nine months ended September 30, 2007 were $996,166 less than losses for the nine months ended September 30, 2006, reflecting the termination of all but one of our employees during 2007 and the substantial cessation of our activities.

The Next Twelve Months

      At September 30, 2007, the Company had cash and cash equivalents of $217. Currently, the Company has $598,262 outstanding obligations. Accordingly, the Company has effectively ceased operations.

      Although the Company has no funding to continue any operating activities, if sufficient funding is raised it will be used over the course of the next twelve months as follows:

      o     To satisfy its outstanding obligations;

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

      o We will need to raise additional funds immediately to satisfy our outstanding obligations, to recommence our operations and to fund any of the activities described above. Furthermore, substantial additional funds will be needed in order to fund our continued efforts to obtain FDA approval of Psoraxine(R). No assurance can be given that we will be able to obtain financing on terms that we find acceptable, or that they will enable us to satisfy our cash requirements. In addition, raising additional funds by selling additional shares of our capital stock will dilute the ownership interest of our stockholders. Presently, neither our management nor our bankers have identified new sources of capital. If we do not obtain additional funds, we could be required to cease operations and to seek protection under the federal bankruptcy laws.

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

                              ASTRALIS LTD.
                              (Registrant)


Dated: November 19, 2007      By: /s/ Jose A. O'Daly
                                  ----------------------------------------------
                                  Dr. Jose A. O'Daly
                                  Chief Scientific Officer, Interim CEO,
                                  Interim CFO, & Chairman of the Board
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